Form 10QSB
period 2000-06-30
LAS VEGAS GAMING INC
filed 2000-08-18
CIK 1103993

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB
                           -----------

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-30375

                       LAS VEGAS GAMING, INC.
                       ----------------------
   (Exact name of Small Business Issuer as specified in its charter)

Nevada                                     88-0392994
(State or other jurisdiction of            (IRS Employer
incorporation)                             Identification No.)

       3261 S. HIGHLAND, SUITE 613   LAS VEGAS, NEVADA  89109-5403
       -----------------------------------------------------------
                 (Address of principal executive offices)

                            702-733-9703
                     ---------------------------
                     (Issuer's telephone number)

    _________________________________________________________________
    (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,809,200 shares of Common Stock as of June 26, 2000.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

PART I.  FINANCIAL INFORMATION

Item 1.		Financial Statements

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2000 are included with this Form 10-QSB. The unaudited financial statements for the six months ended June 30, 2000 include:

(a)   Balance Sheet as of June 30, 2000 and December
      31, 1999;
(b)   Statements of Income - Six months and three months ended
      June 30, 2000 and June 30, 1999;
(c)   Statements of Stockholders' Equity - Inception to
      June 30, 2000;
(d) Statements of Cash flows - Six months ended June 30, 2000 and June 30, 1999 and inception to June 30, 2000;
(e)   Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
FOR THE PERIOD FROM INCEPTION (APRIL 28, 1998) TO DECEMBER 31,
1999 AND THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2000 AND
1999




CONTENTS




                                                             PAGE

Financial statements:
      Balance sheets                                            4
      Statements of operations                                 5-6
      Statements of stockholders' equity                        7
      Statements of cash flows                                  8
      Notes to financial statements                            9-11

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
BALANCE SHEET_______________________________________________________________


                                                  June 30,      December 31,
                                                    2000            1999
                                             -------------------------------
ASSETS
Current assets:
   Cash                                      $     838,364     $      19,545
   Accounts receibable                                                 1,741
   Note receivable                                  21,649
                                             -------------------------------
                                                   860,013            21,286

Equipment and software,
  less accumulated depreciation
  of $112,731, $133,470 and                        130,839           173,446

OTHER ASSETS:
   Patents and other intangibles, net              386,111           196,778
   Loan receivable                                  25,000            25,000
   Deposits                                          1,242             1,242
                                             -------------------------------
                                                   412,353           223,020
                                             -------------------------------
                                                 1,403,205           417,752
                                             ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                  32,545
   Accounts payable                                 27,905            75,483
Loans from shareholders                             50,000
                                             -------------------------------
                                                    77,905           108,028

Long-term debt, less current maturities                               54,937

Stockholders' equity:
   Common stock, $.001 par, 25,000,000
     shares authorized, 2,619,300 and
     2,745,700 shares issued and outstanding         2,809             2,619
   Preferred stock, $.001 par, 5,000,000
     shares authorized, 0 and 184,000 shares
     issued and outstanding                            184
   Additional paid-in capital                    2,512,039         1,103,013
   Deficit accumulated during
     development stage                          (1,189,732)         (850,845)
                                             -------------------------------
                                                 1,325,300           254,787
                                             -------------------------------
                                                 1,403,205           417,752
                                             ===============================

See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31 2000 AND 1999___________________


                                                    Three             Three
                                                   Months            Months
                                                    Ended             Ended
                                                  June 30,          June 30,
                                                     2000              1999
                                             -------------------------------

Sales                                        $     17,589     $      14,120

General and Administrative expenses              (168,541)         (104,094)

Interest income                                                         107
                                             -------------------------------
Net loss                                     $   (150,952)    $     (89,867)
                                             ===============================
Basic loss per share                         $      (0.05)    $       (0.05)
                                             ===============================
Weighted average shares outstanding             2,760,574         1,912,484
                                             ===============================

See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 AND THE
PERIOD FROM INCEPTION (APRIL 28, 1998) TO JUNE 30, 2000_____________________


                                      Six            Six            From
                                     Months         Months        Inception
                                     Ended          Ended        (April 1998)
                                   June 30,        June 30,       to June 30,
                                      2000            1999           2000
                                 ------------- --------------- -------------

Sales                            $    171,296     $    25,804  $    237,036

General and Administrative
   Expenses                          (510,183)       (214,460)   (1,238,313)

Write-down of patents and
   Intangibles                                                     (120,000)

Write-off of purchase option                                        (75,000)

Interest income                                           509         6,545
                                 ------------- --------------- -------------

Net loss                         $   (338,887)    $  (188,147) $ (1,189,732)
                                 ============= =============== =============
Basic loss per share             $      (0.12)    $      (.10) $      (0.64)
                                 ============= =============== =============
Weighted average shares
   Outstanding                      2,721,620       1,858,077     1,844,186
                                 ============= =============== =============


See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999, THE PERIOD FROM INCEPTION
(APRIL 28, 1998) TO DECEMBER 31, 1998 AND THE SIX MONTHS ENDED
JUNE 30, 2000 (Unaudited)___________________________________________________


                                                        Deficit
                                                      Accumulated
                                           Additional   during
                                           paid-in    development
                      Shares     Par value capital       stage	     Total
                      ---------- --------- --------- ------------  ---------

Common shares sold
   in 1998 to:
   Officers and
     directors        1,000,177     1,000    153,000                 154,000
   Others             1,243,823     1,244    620,756                 622,000

Offering costs                               (29,248)                (29,248)

Net loss                                                (508,125)   (508,125)
                      ---------- --------- --------- ------------  ---------
Balances,
  December 31, 1998   2,244,000     2,244    744,508    (508,125)    238,627

Common shares sold
  in 1999 to:
   Officers and
     Directors           50,100        50     25,250                  25,300
     Others             325,200       325    413,875                 414,200

Offering costs                               (80,620)                (80,620)

Net loss                                                (342,720)   (342,720)
                      ---------- --------- --------- ------------  ---------

Balances,
  December 31, 1999   2,619,300     2,619  1,103,013    (850,845)    254,787

Balances, June 30,
  2000 (Unaudited):

Common shares sold in
  2000 to:
  Officers and
   Directors             82,000        82    195,918                 196,000
  Others                107,900       108    323,592                 323,700

Preferred shares sold
  in 2000 to:
   Officers and
     Directors          184,000       184    919,816                 920,000

Offering costs                               (30,300)                (30,000)

Net loss                                                (338,887)   (338,887)
                      ---------- --------- --------- ------------  ---------
Balances,
  June 30, 2000       2,993,200  $  2,993 $2,512,039 $(1,189,732) $1,325,300
                      ========== ========= ========= ============  =========

See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 AND THE
PERIOD FROM INCEPTION (APRIL 28, 1998) TO JUNE 30, 2000

                                      Six            Six            From
                                     Months         Months        Inception
                                     Ended          Ended        (April 1998)
                                   June 30,        June 30,       to June 30,
                                      2000            1999           2000
                                 ------------- --------------- -------------
Operating activities:
Net loss                         $   (338,887) $     (188,147) $ (1,189,732)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and
      Amortization                    124,186          76,343       354,139
    Write-down of patents and
      intangibles                                                   195,000
    Compensation for services
      with common stock                18,600                        40,100
Change in operating assets
  (increase) and liabilities
  (decrease):
    Accounts and note receivable      (19,908)         14,452       (21,649)
    Inventory                                         (24,557)
    Deposits                                            3,638        (1,242)
    Accounts payable                   12,422          19,582        27,905
                                 ------------- --------------- -------------
Net cash used in operating
  Activities                         (203,587)        (98,689)     (595,479)
                                 ------------- --------------- -------------

Investing activities:
Deferred offering costs               (30,300)                     (140,168)
Purchase of intangible assets                                      (350,000)
Purchase option acquisition                                         (75,000)
Purchase of equipment                    (912)        (36,668)     (115,438)
                                 ------------- --------------- -------------
Net cash used in investing
  Activities                          (31,212)        (36,668)     (680,606)
                                 ------------- --------------- -------------

Financing activities:
Proceeds from sale of common
  stock                                71,100         234,400     1,178,600
Proceeds from sale of
  preferred stock                     920,000                       920,000
Repayment of borrowings               (87,482)        (31,360)     (134,151)
Loan to seller of purchase
  Option                                                            (25,000)
Borrowing from stockholder            150,000                       175,000
                                 ------------- --------------- -------------
Net cash provided by
  financing activities              1,053,618         203,040     2,114,449
                                 ------------- --------------- -------------

Increase in cash                      818,819          67,683       838,364

Balance, beginning of period           19,545           9,253
                                 ------------- --------------- -------------
Balance, end of period           $    838,364  $       76,936 $     838,364
                                 ============= =============== =============


Supplemental disclosure of
  non-cash financing and
  investing activities:
Common stock issued for services $     18,600                   $    40,100
                                 =============                 =============
Shareholder loan repaid with
  common stock                   $    100,000  $       25,000   $   179,000
                                 ============= =============== =============
Equipment purchased with
  notes payable                                                 $   134,151
                                                               =============
Equipment purchased with
  common stock                                                  $    37,500
                                                               =============
Intangible assets purchased
  with common stock              $    330,000                   $   240,000
                                 =============                 =============
Intangible asset purchased with
  rights to common stock                                        $    60,000
                                                               =============


See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS_____________________________________

1.	Basis of Presentation:

The accompanying financial
statements have been prepared by
the company pursuant to the rules
and regulations of the Securities
and Exchange Commission relating
the interim financial statements.
 Accordingly, certain information
and footnote disclosures normally
included in financial statements
prepared in accordance with
generally accepted accounting
principles have been condensed or
omitted.  In the opinion of
management, all necessary
adjustments have been made to
present fairly, in all material
respects, the financial position,
results of operations and cash
flows of the Company at June 30,
2000 and for all periods
presented.  The results of
development stage operations for
the six month period ended June
30, 2000 are not necessarily
indicative of the results to be
expected for a full year.

2.	Nature of Business:

The Company is in the business of
developing, marketing and
distributing casino games and
related supplies.  Currently the
company owns the rights to a
number of games, including, among
others, "Nevada Numbers", "B2B
Roulette", and "4-Play Amore".

3.	Commitments:

Purchase of Bonus Keno game.
During 2000, the Company issued
100,000 shares of common stock
for the purchase of the rights to
"Bonus Keno".

Option to purchase Imagineering
Systems, Inc.  The Company loaned
$25,000 to the majority
shareholder of Imagineering
Systems, Inc. and received an
option to buy his 54% interest in
Imagineering Systems, Inc. for
150,000 shares of the Company's
common stock plus forgiveness of
the loan.  If the Company does
not exercise its option by
November 25, 2000, the
shareholder is to repay the loan
in semi-annual payments over five
years plus interest at 8%.  The
option period can be extended for
six months at the sole discretion
of the Company at no additional
cost.  The Company currently
intends to exercise its option,
and will be required to obtain a
Nevada gaming license before the
purchase can be completed.

Purchase of Match Pair Bingo
game.  In May 2000, the Company
purchased a table game called
Match Pair bingo for 10,000
shares of common stock valued at
$3.00 per share ($30,000).  In
this game, the house or casino
pulls two balls with five
possible outcomes: "B", "I",
"N", "G", and "O".  Each
player antes a fixed amount to
play, which is taken by the
house, and then bets on the
outcome.  The player choosing the
right outcome wins the bets
placed.

Stockholders' loan.  During 2000,
a stockholder/ officer/director
loaned the Company $150,000.
$100,000 of this amount has been
settled for 50,000 shares of
common stock and warrants to
purchase 25,000 shares of the
Company's common stock at a price
of $2.00 per share.  The warrants
will expire in May 2005.  The
stockholder/ officer/director can
also elect to receive an
additional 25,000 shares of
common stock and warrants to
purchase 25,000 shares of the
Company's common stock at $2.00
per share for a period of one
year in settlement of his
remaining $50,000 receivable from
the Company.

Agreements with
officers/directors.  In August
1999, the Company assigned the
rights to install, operate, sell
and lease electronic keno systems
in Puerto Rico to Keno
International, Inc.,
whose
controlling shareholder is a
member of the Company's board of
directors. The provisions of the
agreement include:

(a)	Issuance of 50,000
restricted shares of common stock
to Keno International;

(b)	Payment of a royalty fee of
$5,000 per month until the
trading value of the common
stock issued under item (a)
equals or exceeds $2,000,000
and is registered and traded
or keno ceased to be played
under the license (whichever
comes first).

This agreement further provides
that at the point in time when
the operation of the keno games
under the license had obtained
net earnings of $1 million, the
Company would distribute to Keno
International an additional
150,000 restricted shares of its
common stock.

Also in August 1999, the Company
entered into a similar agreement
with a stockholder/officer/director
and another individual for the
operation of a keno route in
Nevada.  The provisions of this
agreement include:

(a)	Issuance of 50,000 restricted
shares of common stock;
(b)	Payment of a royalty fee of
$5,000 per month until the
trading value of the common
stock issued under item (a)
equals or exceeds $2,000,000
and is registered and traded
or keno ceased to be played
under the license (whichever
comes first).

This agreement further provides
that at the point in time when
the operation of the Nevada route
had obtained net earnings of $1
million, the Company would
distribute an additional 150,000
restricted shares of its common
stock.

Stock option plan.  The Company
established a stock option plan
in 1998 (the 1998 Plan) under
which it issued options to
purchase 1,600,000 shares at
prices ranging from $.50 to $1.00
per share, of which officers and
directors were issued options to
purchase up to 920,000 shares.
The options were granted at the
estimated fair value of the
shares at the time of the grants
and, accordingly, no compensation
has been recorded for these
grants.  The options are fully
vested and expire on April 28,
2008.

In December 1999, The Company
discontinued issuing stock
options under the 1998 Plan.  In
January 2000, a new stock plan
(the 2000 Plan) was established
and additional options were
issued for 42,550 shares at $3.00
per share, of which 30,300 were
issued to officers/directors.

Stock Warrants.  There are
outstanding warrants to purchase
63,000 shares of common stock at
a price of $2.00 per share.

Preferred Stock.  In June 2000,
the Company filed an amendment to
its articles of incorporation
with the Nevada Secretary of
State's office to allow for the
creation of preferred stock.  The
Company is currently offering its
unregistered preferred stock for
sale to raise a maximum of
$10,000,000 on a "best efforts"
basis.  The offering is intended
to be exempt from registration
pursuant to Rule 506 of
Regulation D of the Securities
Act of 1933.

The holders of preferred shares
can elect to convert (one to one
basis) any time after one year
from the issue date if the
trading price of the Company's
common stock has remained at
$5.00 per share or greater for a
period of 60 days.  Holders of
these shares are restricted from
selling more than 25% of their
holdings per calendar quarter.
The Company can call and convert
the shares into common stock or
purchase the shares for $5.00 per
share beginning four years from
the date of issue.

Gaming regulations and licensing.
 The Company is currently not
subject to regulation in
jurisdictions in which its
products are leased or used by
persons or entities licensed to
conduct gaming activities.
However, the Company is seeking
licensure in several gaming
jurisdictions including Nevada,
among others, so that the Company
may participate in the gaming
revenues produced by its
products.  Failure to obtain and
retain the necessary licenses
would prevent the Company from
fully implementing its business
plans and have a material adverse
effect on the Company.

On January 28, 2000, the Company
submitted an application for
licensure in Nevada and deposited
$50,000 with the State of Nevada.
 In 2000, the Company deposited
an additional $75,000 with the
state of Nevada in connection
with the application for
licensure.

Dependence on single-source
suppliers.  The Company depends
on single-source suppliers for
components for certain of its
games.  The failure by any
single-source supplier to furnish
the Company with components
meeting its performance
specifications, quality standards
or delivery schedules could have
a material adverse effect on the
Company's business, financial
condition and results of
operation.

Management's plans.  To become
fully operational, the Company
must raise additional capital.
In this regard, management
expects to complete an exempt
offering of 200,000 shares at
$3.00 per share ($600,000 less
expected offering costs of
approximately $50,000) and raise
additional capital through
private equity placement and/or
debt financing.  During June
2000, the Company completed a
Form 10 registration with the
Securities and Exchange
Commission.  Once operational,
management believes, but there is
no assurance, that future
placements of its products will
result in profitable operations
and positive cash flows.

Inability to complete the exempt
public offering, and obtain
additional capital necessary to
acquire, develop and expand its
products, could prevent the
Company from commencing and
maintaining profitable operations
and continuing as a going
concern.  The financial
statements, however, have been
prepared assuming the Company
will continue as a going concern,
and reflect no adjustments that
might result from the outcome of
these uncertainties. Because of
these uncertainties, however, no
effect has been given in the
financial statements to any
future income tax benefit of the
loss recorded to date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

The Company is in the business of developing, marketing and distributing casino games and related supplies. Currently, the Company owns the rights to a number of games, including, among others, "Nevada Numbers", "Las Vegas Numbers", and "4-Play Amore". In addition, the Company has purchased the assets of Back to Back Gaming, Inc. ("B2B"), which included the rights to "B2B Roulette".

The Company currently intends to focus its efforts on the development and operation of its keno games and routes in Nevada. A "route", as the term is typically used by the gaming industry, generally refers to the situation where a company owns, operates and services a game or games at various third-party venues (generally casinos). In such a route, the Company would act as the "bank" (money handler), in that it would collect the wagers and pay out winners, and, in exchange for the use of the location where the game is run, would pay rent to the casino and/or a percentage of the game's revenues.

In order to be able to share in any revenues from gaming through a route or otherwise, a person or entity must be licensed by the state where the game is operated. The Company is currently in the process of applying for its gaming license with the state of Nevada. Such an application is a complicated process and involves an extensive review of the backgrounds of the officers, directors and large shareholders of the Company as well as other matters relating to its operations. No assurance therefore can be given that the Company will be able to obtain such a license and thus while it would continue to be able to offer its games, it would not be able to share in the revenues and operate its planned Nevada keno route.

On June 21, 2000, the Company commenced a preferred stock offering for $10 million, the proceeds of which will be used upon licensing to initiate several large jackpot games in the state of Nevada and, possibly elsewhere. Proceeds from this preferred stock offering are also planned to be used for the acquisition of Imagineering Systems, Inc. (ISI).

In addition to the state of Nevada, the Company is pursuing licensing in Arizona, New Mexico, New York and Washington.

Quarter ended June 30, 2000 compared to quarter ended June 30,
1999

In 1999, revenue was generated from leasing the fixed version of the Company's roulette game. In 2000, there was no revenue from this source; however, the Company did earn revenue from ticket sales for its bonus keno product. The amount of revenue generated was fairly consistent

Costs increased in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 primarily due to $50,000 spent in an effort to acquire the Company's Nevada gaming licenses.

Six months ended June 30, 2000 compared to six months ended June
30, 1999

Revenue nearly quadrupled compared to the prior year's six-month period. Two contradictory forces were at work. Nearly all of the revenue from the six months ended June 30, 1999 was due to lease revenue generated by the fixed version of the Company's roulette game. In the six months ended June 30, 2000, the Company generated most of its revenue from: (1) ticket sales from the Bonus Keno product line; and (2) progressive keno leases. At the same time, direct costs nearly quintupled due to the start-up nature of these products. General and administrative costs were also considerably higher due to the Company's efforts to secure various gaming licenses in the state of Nevada.

Liquidity and capital resources

CASH FLOWS. At June 30, 2000, the Company maintained $838,364.09 in cash and cash equivalents. The large increase in the cash balance is due to the $920,000 raised by June 30, 2000 in the Company's preferred stock offering. As of August 4, 2000, the Company has raised slightly in excess of $2,000,000 in preferred stock sales.

CAPITAL EXPENDITURES. Generally, the Company has spent little of its resources on capital equipment. Later, the Company may begin to invest in keno equipment and lease it, along with its progressive keno games, to various casinos around the world. For these reasons and others, the Company may need to raise further funding, even if it completes the sale of all of its current preferred stock offering.

WORKING CAPITAL REQUIREMENTS. Other than cash required to support the jackpots of the various games the Company offers, there is currently little need for additional working capital. There are no inventory requirements and very little in the way of account receivable needs. Absent some significant change in the nature of the Company's business, working capital (other than cash) is not likely to be a major use of financial resources.

YEAR 2000. The Company has experienced no problems and anticipates none from systems issues related to the new millennium.

                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities and Use of Proceeds

On May 1, 2000, the Company issued 50,000 shares of common stock and 25,000 warrants to Russell Roth, the Company's President and a member of its board of directors, in exchange for the cancellation of a $100,000 debt. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked
"restricted".

On May 17, 2000, the Company issued 10,000 shares of common stock to 2 individuals at a deemed value of $3.00 per share in exchange for the sale of the Match Pair Bingo game to the Company. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On May 20, 2000, the Company issued 3,500 shares of common stock to the Company's attorneys in partial settlement of its legal bill at a deemed value of $3.00 per share. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On June 30, 2000, the Company issued 184,000 shares of preferred stock to 15 investors at a price of $5.00 per share. These shares were issued pursuant to Rule 506 of Regulation D of the 1933 Act and have been marked "restricted".

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None


Item 6.     Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit - Financial Data Schedule

(b)   Reports on Form 8-K:  None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LAS VEGAS GAMING, INC.
                                  (Registrant)


                                  /s/ Russell R. Roth
Date  August 18, 2000             _______________________________
                                  Russell R. Roth
                                  Chairman of the Board and
                                  Chief Executive and Financial Officer