Form 10QSB/A
period 2000-06-30
LAS VEGAS GAMING INC
filed 2000-08-24
CIK 1103993

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             Amended
                           FORM 10-QSB/A
                           -------------

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

Preferred shares sold
  in 2000:

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

In addition to the state of Nevada, the Company is pursuing licensing in Arizona, New Mexico, New Jersey, New York and
Washington.

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

                                  LAS VEGAS GAMING, INC.
                                  (Registrant)


                                  /s/ Russell R. Roth
Date  August 23, 2000             _______________________________
                                  Russell R. Roth
                                  Chairman of the Board and
                                  Chief Executive and Financial Officer