Form 10QSB
period 2000-09-30
LAS VEGAS GAMING INC
filed 2000-11-20
CIK 1103993

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from __________ to __________

      Commission File Number 0-30375

                       LAS VEGAS GAMING, INC.
-----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its charter)

Nevada                                 88-0392994
-------------------------------        ----------
(State or other jurisdiction of        (IRS Employer
incorporation                          Identification No.)

   3261 S. HIGHLAND, SUITE 613   LAS VEGAS, NEVADA  89109-5403
   -----------------------------------------------------------
              (Address of principal executive offices)

                            702-733-9703
                     ---------------------------
                     (Issuer's telephone number)
                     ---------------------------

   _________________________________________________________________
    (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,965,113 shares of Common Stock as of October 25, 2000.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                   PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2000 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended
September 30, 2000 include:

(a)   Balance Sheets as of September 30, 2000 and December
      31, 1999;
(b) Statements of Operations- nine months and three months ended September 30,2000 and September 30, 1999 and inception to September 30, 2000;
(c)   Statements of Stockholders' Equity - Inception to
      September 30, 2000;
(d)   Statements of Cash flows - Nine months ended September
      30, 2000 and September 30, 1999 and inception to September
      30, 2000;
(e)   Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS____________________________________________________________

                                                  Sept. 30,    December 31,
                                                    2000              1999
                                                -----------    -----------
ASSETS
Current assets:
Cash                                            $ 2,930,897         19,545
  Accounts receivable                                                1,741
  Note receivable                                    31,649
                                                -----------    -----------
                                                  2,962,546         21,286

Equipment and software, less accumulated
  depreciation of $178,270 and $112,731             119,676        173,446

OTHER ASSETS:
  Patents and other intangibles, net                337,445        196,778
  Loan receivable                                    25,000         25,000
  Deposits                                            1,242          1,242
                                                -----------    -----------
                                                    363,687        223,020
                                                -----------    -----------
                                                $ 3,445,909    $   417,752
                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                            $    32,545
  Accounts payable                              $       904         75,483
  Loans from shareholders                            50,000
                                                -----------    -----------
                                                     50,904        108,028

Long-term debt, less current maturities                             54,937
Stockholders' equity:
  Common stock, $.001 par, 25,000,000 shares
    authorized, 2,965,113 and 2,619,300 shares
    issued and outstanding                            2,965          2,619
  Preferred stock, $.001 par, 5,000,000 shares
    authorized, 625,300 and 0 shares issued and
    outstanding                                         625
  Additional paid-in capital                      4,759,270      1,103,013
  Deficit accumulated during development stage   (1,367,855)      (850,845)
                                                -----------    -----------
                                                  3,395,005        254,787
                                                -----------    -----------
                                                $ 3,445,909    $   417,752
                                                ===========    ===========

See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30 2000 AND 1999



                                                 Three Months Ended
                                                    September 30,
                                              ------------------------
                                                2000            1999
                                              ------------ ------------
Sales                                         $       952  $     4,225

General and administrative expenses              (205,438)     (85,880)

Interest income                                    26,364           94
                                              ------------ -----------
Net loss                                      $  (178,123) $   (81,561)
                                              ============ ===========
Basic loss per common share                   $     (0.06) $     (0.03)
                                              ============ ===========
Weighted average number of common shares
  Outstanding                                   2,936,303    2,337,890
                                              ============ ===========


See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 AND
THE PERIOD FROM INCEPTION (APRIL 28, 1998) TO SEPTEMBER 30, 2000


                                                               From
                                                             Inception
                                    Nine Months Ended       (April 1998)to
                                       September 30,         September 30,
                              -----------------------------
                                   2000            1999         2000
                              ------------- --------------- -------------
Sales                         $     172,248 $        30,029 $     237,988

General and administrative
  expenses                         (715,622)       (302,843)   (1,443,751)

Write-down of patents
  and intangibles                                                (120,000)

Write-off of purchase option                                      (75,000)

Interest income                      26,364             604        32,909
                              ------------- --------------- -------------

Net loss                      $    (517,010)$      (272,210)$  (1,367,855)
                              ============= =============== =============
Basic loss per common share   $       (0.19)$         (0.13)$       (0.70)
                              ============= =============== =============
Weighted average number of
  common shares outstanding       2,793,704       2,019,773     1,957,589
                              ============= =============== =============


See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 28, 1998) TO DECEMBER 31,
1999, AND THE NINE MONTHS ENDED SEPT. 30, 2000


                                                        Deficit
                                                      Accumulated
                                           Additional   during
                                           paid-in    development
                      Shares     Par value capital       stage	     Total
                      ---------- --------- --------- ------------  -----------

Common shares sold to:
  Officers and
    Directors          1,050,277 $   1,050 $  178,250              $  179,300
  Others               1,569,023     1,569  1,034,631               1,036,200

Offering costs                               (109,868)               (109,868)

Net loss                                              $  (850,845)   (850,845)
                      ---------- --------- --------- ------------  -----------

Balances,
  December 31, 1999    2,619,300     2,619 1,103,013     (850,845)    254,787

Common shares sold to:
  Officers and
    Directors             82,000        82   195,918                  196,000
  Others                 263,813       264   401,392                  401,656

Preferred shares sold:   625,300       625 3,125,876                3,126,501

Offering costs                               (66,929)                 (66,929)

Net loss                                                 (517,010)   (517,010)
                      ---------- --------- ---------- -----------  -----------
Balances,
  September 30, 2000   3,590,413 $   3,590 $4,759,270 $(1,367,855) $3,395,005
                      ========== ========= ========== ===========  ==========


See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 AND
THE PERIOD FROM INCEPTION (APRIL 28, 1998) TO SEPTEMBER 30, 2000


                                                               From
                                                             Inception
                                    Nine Months Ended       (April 1998)to
                                       September 30,         September 30,
                              -----------------------------
                                   2000            1999         2000
                              ------------- --------------- -------------
Operating activities:
Net cash used in operating
  Activities                      (348,025)       (172,103)     (739,917)
                              ------------- --------------- -------------
Investing activities:
Deferred offering costs            (66,929)                     (176,797)
Purchase of equipment              (11,769)        (56,015)     (126,295)
Purchase option acquisition                                      (75,000)
Purchase of intangible assets                                   (350,000)
                              ------------- --------------- -------------
Net cash used in investing
  Activities                       (78,698)        (56,015)     (728,092)
                              ------------- --------------- -------------
Financing activities:
Proceeds from sale of
  common stock                     149,056         260,400     1,256,556
Proceeds from sale of
  preferred stock                3,126,501                     3,126,501
Repayment of borrowings            (87,482)        (33,387)     (134,151)
Loan to seller of purchase
  option                                                         (25,000)
Borrowing from stockholder         150,000                       175,000
                              ------------- --------------- -------------
Net cash provided by
  financing activities           3,338,075         227,013     4,398,906
                              ------------- --------------- -------------
Increase in cash                 2,911,352          (1,105)    2,930,897

Balance, beginning of period        19,545           9,253
                              ------------- --------------- -------------
Balance, end of period        $  2,930,897  $        8,148  $  2,930,897
                              ============= =============== =============


See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL
STATEMENTS_____________________________________

1.    Basis of Presentation:

The accompanying financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission relating the interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the financial statements of the Company, and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, previously filed with the Securities & Exchange Commission.

In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2000, and for all periods presented. The results of development stage operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year.

2.    Nature of Business:

The Company is in the business of developing, marketing and distributing casino games and related supplies. Currently the company owns the rights to a number of games, including, among others, "Nevada Numbers", "B2B Roulette", and "4-Play Amore".

3.    Stock-related transactions:

Purchase of Bonus Keno game. During February 2000, the Company issued 100,000 shares of common stock for the purchase of the rights to "Bonus Keno".

Purchase of Match Pair Bingo game. In May 2000, the Company purchased a Class II table game called Match Pair Bingo for 10,000 shares of common stock valued at $3.00 per share ($30,000). In this game, the house or casino pulls two balls with five possible outcomes: "B", "I", "N", "G", and "O". Each player antes a fixed amount to play, which is taken by the house, and then bets on the outcome. The player choosing the right outcome wins the bets placed.

Stockholders' loan. During March and June 2000, a stockholder/officer/director loaned the Company $150,000.
$100,000 of this amount has been settled for 50,000 shares of common stock and warrants to purchase 25,000 shares of the Company's common stock at a price of $2.00 per share. The warrants will expire in May 2005. The stockholder/officer/director can also elect to receive an additional 25,000 shares of common stock and warrants to purchase 25,000 shares of the Company's common stock at $2.00 per share for a period of one year in settlement of his remaining $50,000 receivable from the Company.

Preferred Stock. In June 2000, the Company filed an amendment to its articles of incorporation with the Nevada Secretary of State's office to allow for the creation of preferred stock. Holders of preferred shares can elect to convert (one to one basis) any time after one year from the issue date if the trading price of the Company's common stock has remained at $5.00 per share or greater for a period of 60 days. Holders of these shares are restricted from selling more than 25% of their holdings per calendar quarter. The Company can call and convert the shares into common stock or purchase the shares for $5.00 per share beginning four years from the date of issue. The Company is currently offering its unregistered preferred stock for sale privately to accredited investors to raise a maximum of $10,000,000 on a "best efforts" basis. The offering is intended to be exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

4.    Contingencies:

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

In January, 2000, the Company submitted an application for licensure in Nevada. Throughout 2000, the Company has made several deposits with the State of Nevada totaling $185,000 in connection with the application for licensure.

Additionally, many of the Company's games must be licensed in various jurisdictions. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

Item 2.    Management's Discussion and Analysis of Plan of
Operations

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

Overview

The Company is in the development stage with regard to marketing and distributing casino games and related supplies. Operating revenues to date have been insignificant. Currently, the Company owns the rights to a number of games, including, among others, "Nevada Numbers", "Las Vegas Numbers", Match Pair Bingo and "4-Play Amore". In addition, the Company has purchased the assets of Back to Back Gaming, Inc. ("B2B"), which included the rights to "B2B Roulette".

Plan of operations over the next 12 months

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

In June 21, 2000, the Company commenced a preferred stock private offering seeking up to $10 million, the proceeds of which will be used upon licensing to initiate several large jackpot games in the state of Nevada and, possibly elsewhere, in connection with the acquisition of Imagineering Systems, Inc. (ISI). To date, approximately $3 million has been raised.

In addition to the state of Nevada, the Company is pursuing licensing in Arizona, New Mexico, New York, Nebraska and
Washington.

Financing and Liquidity

CASH FLOWS. At September 30, 2000, the Company maintained $2.9 million in cash and cash equivalents. The large increase in the cash balance is due to the $3.1 million raised by September 30, 2000 in the Company's preferred stock offering. As of October 29, 2000, the Company has raised $3,361,000 in preferred stock sales.

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

On July 17, 2000, the Company issued 155,913 shares of common stock to Steven Busch upon the exercise of his stock options at a price of $0.50 per share. These shares were issued pursuant to Rule 506 of Regulation D of the 1933 Act and have been marked "restricted".

Through October 29, 2000, the Company issued 672,200 shares of preferred stock to 15 investors at a price of $5.00 per share.
These shares were issued pursuant to Rule 506 of Regulation D of the 1933 Act and have been marked "restricted".

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.		Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit - Financial Data Schedule

(b) Reports on Form 8-K: A report on form 8-K was filed on October 26, 2000 to announce the resignation of Director Mark Valenti.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   LAS VEGAS GAMING, INC.
       				   (Registrant)



Date	November 15, 2000	    /s/ Russell R. Roth
                                    -------------------
                                    Russell R. Roth
                                    Chairman of the Board and
                                    Chief Executive and Financial Officer