Form 10KSB
period 2000-12-31
LAS VEGAS GAMING INC
filed 2001-04-12
CIK 1103993

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ____________

     Commission File No.  0-30375

                         LAS VEGAS GAMING, INC.
        (Exact name of Registrant as specified in its charter)

          NEVADA                                    88-0392994
--------------------                                --------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

3261 S. Highland Avenue, Suite 613
Las Vegas, Nevada                                   89109
----------------------------------                  --------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (702) 733-9703
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: 25,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Revenues for 2000 were $229,263.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2000 is $6,919,509.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2000 is 2,965,113

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                               PART I

Item 1. Description of Business

Las Vegas Gaming, Inc. (the "Company" or "LVGI") is in the business of developing, marketing and distributing casino games and related supplies. Currently, LVGI owns the rights to a number of games, including, among others, "Nevada
Numbers?", "Vegas Numbers?", and "4-Play Amore?". In addition, LVGI has purchased the assets of Back to Back
Gaming, Inc. ("B2B"), which included the rights to "B2B
Roulette".

LVGI currently intends to focus its efforts on the development and operation of its keno games in Nevada.

In order to be able to share in any revenues generated in Nevada-based casinos, a person or entity must be licensed by the state of Nevada. Such a license was awarded to LVGI on March 22, 2001.

Corporate Organization And History

LVGI was incorporated pursuant to the laws of the State of Nevada on April 28, 1998.

LVGI does not have any subsidiaries.

Principal Services And Products

1. Nevada Numbers?

Nevada Numbers is a variation on the game of keno, commonly
played in Nevada casinos.   The classic form of Keno is a
game in which bets are made and recorded on a keno ticket. This ticket contains eighty numbered squares that correspond exactly to the 80 numbered balls in a casino cage. A player may typically choose to play between three and ten different numbers. The player marks on the ticket which numbers he has chosen, usually with an "X". The keno operator then draws twenty out of the eighty numbers, and those numbers are displayed on a keno board. After all the numbers have been drawn, a player compares the numbers chosen on his keno ticket with the numbers on the keno board. The more numbers that match, the more money the player wins. Payouts may vary from casino to casino and players must check the applicable payoff chart to determine their winnings, if any. The money wagered, the total amount of numbers selected, and the total quantity of matching numbers determine the size of a player's payoff, if any.

Nevada Numbers differs from the classic form of keno in that fewer numbers (typically four or five, rather than twenty) are drawn by the operator. In addition, as LVGI plans to play the game, it may have a "linked" and "progressive" feature at certain casinos. Linking is the process of tying together otherwise separate games held at different unassociated casinos (locations not under common ownership) into one. In other words, players at several different locations all choose numbers that are matched to the same five number draw. A game is "progressive" when the jackpot grows in amount each time a ticket is purchased. In order to create a progressively growing jackpot, the ticket price
(bet) is made slightly higher for each game played, with the extra amount going to the progressive jackpot. After a progressive jackpot is won, the winning player may be paid the jackpot in the form of an annuity for twenty years or more, or a present-value lump sum amount. The jackpot resets to a minimum amount from which it will increase until it is won again.

The process of linking games and creating a progressive jackpot provides an enticement to players of larger winnings.

On February 22, 2001, LVGI entered into a 5-year license agreement with Park Place Entertainment Corporation for the offering of Nevada Numbers.

2. 4-Play Amore?

4-Play Amore is also a form of keno, only in the case of this game four numbers are chosen by the game operator rather than five. If a player matches all four numbers correctly, that player wins a jackpot. As with Nevada
Numbers, this game can be played with a progressive feature or not.

3. Vegas Numbers?

Vegas Numbers (formerly known as BonusKeno and Quick Pic
Keno) is another variation on the game of keno. The key difference in this game is that the winning numbers (20 of them out of 80) have all been pre-picked before the game is played and the player receives a pre-marked ("swiped") card. The player can buy a card with 4, 5, 6, 8 or 10 numbers already swiped. All cards are sealed so that no one will know the numbers on the cards until they are opened. Once a player has unsealed the card, he can compare his ticket to the pre-picked winning numbers on the monitor to determine if he is a winner.

For security purposes, the cards used in the Vegas Numbers
game are prepared using a process called "micro-printing",
which is an encrypted bar code.   A random swipe generator
produces the card. Neither the manufacturer nor the casino knows what swipes are on the inside of any one card. These cards are then sold and verified using a point-of-sale system. The reverse side of each ticket bears the payout for that particular game.

Standard Keno requires players to wait for a game to close and new numbers to be drawn before they can play again.
Vegas Numbers gives players the opportunity to purchase a ticket, open it and then play again if he so desires.
Winning cards can then be immediately redeemed. The faster turnaround encourages players to play more. Prices for tickets are expected to be $1 each.

LVGI is focusing on third world countries in marketing this game. The game is currently underway in Nigeria and efforts are being made to start the game in Cambodia, Costa Rica and Panama.

4. Back to Back (B2B) Roulette

B2B Roulette is an enhancement on the existing game of roulette. B2B Roulette provides a player with the ability to place a side bet on this traditional game format. After a player has made his normal Roulette bet, the player has the opportunity to give the Dealer at least one of his $1 chips (the chip denomination is subject to change according to the policy of each casino) and call out a number as a "B2B side bet".

LVGI has not, as yet, placed this game in any Casino for play.

5. Match Pair Bingo and Poker

On May 17, 2000, LVGI purchased a table game called Match Pair Bingo. In this game, the house or Casino pulls two balls with five possible outcomes: "B", "I", "N", "G", and "O". Each player antes a fixed amount to play which is taken by the house and then bets on the outcome in three ways: (1) on what the first ball will be; (2) on what the second ball will be; (3) on whether the two balls drawn will match and what that match will be. The player choosing the right outcome wins the bets placed. A variation on this game is Match Pair Poker, played in a similar fashion but with symbols of cards instead of letters on the balls (cards).

LVGI has not, as yet, placed this game in any Casino for play.

Software Development

The software for the keno games described herein (except for Vegas Numbers) has been, or is being, developed by Imagineering Systems, Inc. ("Imagineering"). LVGI has agreed to pay Imagineering a fixed amount ($.04) per game ticket sold in exchange for developing a game's software. LVGI owns the proprietary rights to the software developed by Imagineering and Imagineering is precluded from developing, or participating in the development of, any similar game that would be offered to the public. Imagineering's role is essentially a work-for-hire arrangement to write the software and upgrade the games as desired by LVGI.

On November 18, 1999, LVGI obtained an option to acquire all of the shares of Imagineering owned by Bill Williams, its President, in a private sale. Mr. Williams was also a Director of Las Vegas Gaming, but has since resigned. This option was obtained as a result of a loan to Mr. Williams by LVGI.

This option was cancelled by the mutual agreement of the parties when it was determined to be void under Nevada gaming law. Accordingly, Mr. Williams will be required to re-pay the underlying loan to LVGI.

Licenses And Rights

Keno in Puerto Rico

LVGI has obtained the right to sell or lease keno games and equipment and provide software and hardware support to casinos in the island of Puerto Rico. Puerto Rico has approximately 17 licensed casinos. LVGI has not, as yet, placed any of its games in casinos in Puerto Rico.

Manufacture, Installation, Training and Maintenance of Games

All games owned by LVGI are manufactured by outside companies.

The responsibility for installing and maintaining games depends on the type of game and the individual arrangement reached with the participating casino. LVGI arranges for the initial training of casino personnel on the game. For
Keno games, LVGI provides all the necessary hardware, software, signage, training and maintenance support through an independent company.

Casinos can have Nevada Numbers installed on their existing keno equipment if they are currently using the Imageplus, Imagineering Keno System.

Government Regulation

1. Potential Legal, Regulatory and/or Compliance Risk

LVGI will be required to obtain licenses, approvals, and findings of suitability and product approvals in all jurisdictions in which it intends to distribute its gaming products. The licensing and approval process will generally involve extensive investigations into: (1) the gaming products produced, (2) LVGI itself, and (3) LVGI's officers, directors, employees and principal shareholders, and can require significant expenditures of time and resources. In addition, gaming regulatory authorities have broad discretionary powers and may deny applications or revoke approvals on any basis they deem reasonable. There is no guarantee that LVGI, its products or its personnel will receive or be able to maintain all required approvals.

LVGI has received approval to distribute its Fixed Jackpot and Progressive Jackpot version of B2B Roulette in Nevada, and only the fixed version in Mississippi and Iowa. LVGI has also received approval to test its Nevada Numbers games in Nevada. These approvals and the underlying gaming regulations, however, are subject to change. LVGI cannot predict the nature of any such changes or their impact on LVGI in the future.

Potential shareholders should note that any beneficial holder of an equity interest in LVGI might be subject to investigation by any gaming authority in any or all jurisdictions in which LVGI does business, if such authorities have reason to believe that such ownership may be inconsistent with the state's gaming policies. Persons who acquire beneficial ownership of more than a certain designated percentage of LVGI's common shares may be subject to certain reporting and qualification procedures. In addition, changes in control of LVGI and certain other corporate transactions may not be effectuated without the prior approval of the gaming authorities in those jurisdictions in which LVGI does or anticipates doing business. Such regulatory provisions could adversely affect the marketability, if any develops, of the common shares and could prevent certain corporate transactions, including mergers or other business combinations.

2. Gaming Regulations and Licensing

LVGI and its products are subject to strict governmental regulations in most jurisdictions in which its products are sold or are used by persons or entities licensed to conduct gaming activities. Such gaming regulations vary from jurisdiction to jurisdiction and the classification and level of the regulatory licensing, approvals and compliance to which LVGI and its products must conform also vary by jurisdiction.

In the event gaming authorities determine that an officer, director, key employee, stockholder or other person of LVGI is unsuitable to act in such a capacity, LVGI will be required to terminate its relationship with such person or lose its operating rights and privileges in that jurisdiction. In either case, this will likely have a material adverse effect on LVGI. Such a finding of unsuitability could have a material adverse effect on LVGI's future. There can be no assurance that LVGI or its subsidiaries will obtain all the necessary licenses and approvals or that its officers, directors, key employees, their affiliates and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which its products are sold or used by persons licensed to conduct gaming activities. The failure to obtain such licenses and approvals in one jurisdiction may affect LVGI's licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on the business prospects of LVGI.

LVGI's products are generally classified as "associated equipment." Associated equipment is equipment that is not classified as a "gaming device," but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require suppliers of such systems to meet licensing suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Regulatory authorities generally must approve associated equipment in advance.

LVGI intends to seek the necessary registrations, licenses, approvals and findings of suitability for LVGI, its products and its personnel in jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned or that LVGI will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and LVGI fails to seek or does not receive the necessary registration, license, approval or finding of suitability, LVGI may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to LVGI.

Marketing

LVGI licenses its games directly to Casinos. Initial contact is made either from mailing of marketing materials or referrals to keno or casino managers. LVGI anticipates that a portion of each keno ticket sold will be used to promote the game, with the casinos and LVGI sharing any initial funding for the marketing efforts prior to actual sales. Advertising within a casino property may include table tents, flyers, slot toppers and show cards to stimulate curiosity and game play.

Business Development Strategy And Plan Of Operations

LVGI's business plan is to develop and offer enhanced versions of existing keno games. LVGI believes that offering players a more entertaining and engaging experience will entice them to play its games. LVGI does not intend, at this time, to manufacture games or operate casinos. Rather, LVGI plans to contract with third parties to develop and manufacture its games, and then to sell, license or make other arrangements with casino operators to have its games played in their casinos. LVGI intends to acquire 100% of Imagineering Systems, Inc., a manufacturer of Keno equipment.

Linking and Satelliting of Games

A fundamental trait of all progressive games is that they are connected to other machines in a way that a portion of every bet made at each linked game is funneled electronically to the progressive jackpot. LVGI can connect, or has plans to connect, its games in one of two ways: linking or satelliting.

"Linking" refers to the process of connecting games at different locations so that they are playing the same game. These machines may be located at unrelated properties (i.e., gaming properties without any financial, management, or other ties to each other) or at associated ones. For Keno-based games, numbers could be chosen from any approved location. The results of the number draw are transmitted electronically to all linked properties, immediately and simultaneously.

LVGI has a gaming license in Nevada to link its games. It also owns technology created by Imagineering to link its games.

Keno can also be "satellited". This means a game is connected but only among associated properties (i.e., properties under the same ownership or management group). Satellite keno is one game, run by a master computer with several ticket outlets in other locations, connected by telephone lines. A master computer, "ball draw" equipment and printers are installed at the host casino. The master
computer runs the game.   The results of the game are
communicated through the dedicated telephone lines to the satellite computers located at the associated properties. Each casino is responsible for the results of the tickets it sells. LVGI currently possesses the means to satellite its progressive jackpot games at associated properties.

Competition

Competition among gaming equipment suppliers and among individual games is strong and presents a significant barrier to entry as well as growth. Competition will be faced from several relatively new progressive slot and table games, including Mega Bucks?, Quarter Mania?, Nevada Nickels? and Caribbean Stud? that provide the growing jackpot excitement targeted by LVGI's progressive keno games.

In recent years, the market has not been dominated by any single entity. LVGI's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources, more established customer bases and more established distribution channels than LVGI. Moreover, because LVGI is a start-up operation, it is more sensitive than an established business to the impact of competition.

In addition, it is a reasonable possibility that existing or new competitors could develop games that prove more attractive to casino operators and the gaming public. If these factors occur, they would have a significant impact on the future financial operating results of LVGI.

Any one or a combination of the events or other setbacks to LVGI's business could cause LVGI to fail and an investor to lose his or her entire investment. There can be no assurance that LVGI will be a successful competitor in the gaming industry.

B2B Asset Purchase Agreement

On July 10, 1998, LVGI entered into an asset purchase agreement with B2B (the "Asset Purchase Agreement") to acquire all of its assets (collectively, the "B2B Assets").
Upon consummation of this transaction, LVGI paid $375,000 and executed a promissory note to B2B in the amount of $125,000. The promissory note was paid in full in May, 2000.In addition, LVGI has issued 75,000 restricted shares of its common stock to B2B shareholders as part of the consideration for the sale.

Originally as part of this Asset Purchase Agreement, LVGI agreed to use its best efforts to register its common stock with the Securities and Exchange Commission and to have it trading in the over-the-counter market within one year. This provision was later waived by the mutual agreement of the parties.

LVGI currently does not plan to market this game, but instead plans to engage in discussions with TCS to license the game in exchange for a royalty or licensing fee.

Recent Agreement with Park Place Entertainment Corporation

LVGI entered into a 5-year license agreement on February 22, 2001 with Park Place Entertainment Corporation ("Park Place"), renewable in 5-year increments by mutual agreement at least 90 days prior to expiration. LVGI granted a non-exclusive license to Park Place for its 5-spot Nevada Numbers game. Park Place is allowed to operate the game in its Nevada casinos and broadcast the results on its web site. The license also applies to New Jersey, Mississippi, Louisiana, and Indiana, subject to regulatory approval; the license agreement does not apply to Indian gaming operations in any state.
In return, Park Place has agreed to pay LVGI a license fee on a per ticket basis.

Employees

At December 31, 2000 LVGI had 2 employees who are the officers of LVGI. The Company has no other employees. LVGI plans to hire additional employees in the foreseeable future.

LVGI's two officers are Mr. Russell R. Roth, President, CEO,
CFO, and Chairman, and Mr. Gary G. Baldwin, Executive Vice
President, Secretary and Treasurer. The LVGI officers are also directors of LVGI.

On September 27, 2000, Mark Valenti resigned from his position with LVGI. Previously, he served as a Director, Secretary and Executive Vice President. There were no disagreements with LVGI relating to LVGI's policies, operations or practices. LVGI appointed Bill Williams a Director, as well as it's Secretary and Executive Vice
President on September 27, 2000.

On December 28, 2000, Bill Williams resigned from his position as Director, Secretary and Executive Vice
President. There were no disagreements with LVGI relating to LVGI's policies, operations or practices. LVGI appointed
Rich Irvine as a Director on January 14, 2001.

Intellectual Property And Other Proprietary Rights

Mr. Mark Valenti, former director and officer of LVGI, as inventor/applicant, made a patent application for LVGI's progressive keno games. Mr. Valenti assigned his rights in this application to LVGI. This application seeks to obtain exclusive rights to conduct the keno style games described hereinabove. Currently, this patent application has the status of "Patent Pending" with the US Patent and Trademark Office. No assurance, however, can be given that any such a patent will ever be issued or, if issued, will withstand a challenge as to its validity.
LVGI has also applied for, and received, certain trademarks and copyrights for these games and their names.

Through the purchase of B2B, LVGI obtained the intellectual property rights for B2B Roulette. A patent for B2B Roulette was recently issued. In addition, a patent application has been filed for Match Pair Bingo.

LVGI also claims and has ownership rights to several trademarks filed with the State of Nevada and the U.S. Patent and Trademark Office and also owns intellectual property that is protected by federal copyright laws.

LVGI intends to protect any future products it develops through a combination of patents, trademarks and copyrights.

Research And Development Expenditures

LVGI has not expended any funds for Research and Development and does not currently expect to expend any in the near future. New games are purchased from persons or entities that have developed them in exchange for stock, cash or some combination of the two, and software or other technology development is provided by independent contractors in exchange for stock or royalty payments. In the case of LVGI's keno games, with the exception of Vegas Numbers, LVGI has agreed to pay Imagineering Systems, Inc. four cents ($0.04) per keno ticket sold for the development and maintenance of the software and hardware to be used in playing the games.



                          Year Ended             Year Ended
                          Dec. 31, 1999          Dec. 31, 2000
                          -------------          -------------
Las Vegas Gaming, Inc.              $0                     $0

Item 2. Description of Property

LVGI owns no real property. LVGI is headquartered in leased premises. LVGI rents office space on a month-to-month basis at 3261 S. Highland Ave., Suite 613, Las Vegas, Nevada,
89109.

Item 3. Legal Proceedings

LVGI is not a party to any material legal proceedings and to LVGI's knowledge, no such proceedings are threatened or contemplated. At this time, LVGI has no bankruptcy, receivership, or similar proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

LVGI held its annual meeting of shareholders on May 24, 2000. Business conducted at the meeting included the following proposals:

  (1) To elect four directors to serve until the next annual meeting or until their successors are elected and qualified;
  (2)  To approve the 2000 Stock Option Plan;
  (3)  To approve the Convertible Preferred Stock offering; and
  (4) To transact any other business that may properly come before the meeting or any adjournment of the meeting.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on April 24, 2000 were entitled to vote. The number of outstanding shares at this time was 2,795,700 held by approximately 150 shareholders. The required quorum of shareholders was present at this meeting.

With respect to the first matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to elect Messrs. Roth, Valenti, Baldwin and Williams to the Board of Directors.

In relation to the second matter, the stockholders present at the meeting and in attendance by proxy voted to approve the 2000 Stock Option Plan. Withholding their vote were four individuals representing 47,750 shares of Common Stock (approximately 1.7 percent of outstanding shares).

As it relates to the third matter, the stockholders present at the meeting and in attendance by proxy voted to approve the Convertible Preferred Stock offering. Withholding their vote were four individuals representing 47,750 shares of Common Stock (approximately 1.7 percent of outstanding shares).

                             Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholders Matters

Market Information

Currently, there is no public market for the Company's common stock, and there can be no assurance that an active public market for this stock will develop or will be sustained. LVGI intends to submit an application to be traded on the NASDAQ Small Cap market. However, no assurance can be provided that our stock will be traded on this exchange.

At December 31, 2000 there were 155 shareholders of record of LVGI's Common Stock.

LVGI has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a list of equity securities sold by LVGI within the past three years that were not registered under the Securities Act.

On April 28, 1998, LVGI completed the sale of 800,000 shares of its Common Stock to its four (4) initial officers and directors under section 4(2) of the Securities Act in exchange for a combination of cash and intellectual property rights. These shares have been marked "restricted".

On July 21, 1998, LVGI completed the sale of 1,364,000 shares of Common Stock to 19 investors for $.50 per share pursuant to Rule 504 of Regulation D of the Securities Act.
The offering was completed to persons known to the officers and directors of LVGI.

On August 12, 1998, LVGI and Back to Back Gaming, Inc.
entered into an asset purchase agreement in order to acquire all of the assets of B2B. LVGI purchased these assets, in part, for 75,000 shares of its Common Stock at a deemed value of $0.50 per share. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On December 29, 1998, LVGI issued out 5,000 shares of common stock to Blake Hewitt in exchange for $2,500 worth of services at a deemed value of $0.50 per share. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

In February 1999, LVGI issued out 50,000 shares of common stock to Russell Roth, LVGI's President and a member of its board of directors, in exchange for the cancellation of a $25,000 debt. These shares were issued pursuant to Section
4(2) of the 1933 Act and have been marked "restricted".

On February 25, 1999, LVGI issued out 5,000 shares of common stock to Nancy Roth and 3,000 shares of common stock to Steve Bush in exchange for $4,000 worth of services at a deemed value of $0.50 per share. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On April 6, 1999, LVGI completed the sale of 147,000 shares of Common Stock to 24 investors for $1.00 per share pursuant to Rule 504 of Regulation D of the Securities Act.
The offering was completed to persons known to the officers and directors of LVGI.

On July 29, 1999, LVGI issued out 7,200 shares of common stock to Steve Havens in exchange for $7,200 worth of services at a deemed value of $1.00 per share. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On August 2, 1999, LVGI completed the sale of 98,500 shares of Common Stock to 16 investors for $1.00 per share pursuant to Rule 504 of Regulation D of the Securities Act.
The offering was completed to persons known to the officers and directors of LVGI.

On October 25, 1999, LVGI completed the sale of 36,500 shares of Common Stock to 5 investors for $2.00 per share pursuant to Rule 504 of Regulation D of the Securities Act.
The offering was completed to persons known to the officers and directors of LVGI.

On November 24, 1999, LVGI completed the sale of 25,500 shares of Common Stock to 12 investors for $3.00 per share pursuant to Rule 504 of Regulation D of the Securities Act.
The offering was completed to persons known to the officers and directors of LVGI.

On December 13, 1999, LVGI issued 2,600 shares of Common
Stock to 21 individuals as part of a prize at a golf tournament promotion. The offering was completed to persons known to the officers and directors of LVGI. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On December 21, 1999, LVGI issued out 2,700 shares of common stock to Steve Havens in exchange for $8,100 worth of services at a deemed value of $3.00 per share. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On February 14, 2000, LVGI issued out 100,000 shares of common stock to 4 individuals at a deemed value of $3.00 per share in exchange for the sale of the BonusKeno game to LVGI. One of the individuals was Bill Williams, a director of LVGI. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On March 30, 2000, LVGI completed the sale of 23,700 shares of Common Stock to 9 investors for $3.00 per share pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to the officers and directors of LVGI.

On May 1, 2000, LVGI issued out 50,000 shares of common stock and 25,000 warrants to Russell Roth, LVGI's President and a member of its board of directors, in exchange for the cancellation of a $100,000 debt. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On May 17, 2000, LVGI issued out 10,000 shares of common stock to 2 individuals at a deemed value of $3.00 per share in exchange for the sale of the Match Pair Bingo game to LVGI. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

On June 21, 2000, LVGI issued out 3,500 shares of common stock to its attorneys for legal fees owed at a deemed value of $3.00 per share. These shares were issued pursuant to Section 4(2) of the 1933 Act and have been marked "restricted".

As of December 31, 2000, LVGI has sold 1,107,100 shares of non-voting Convertible Preferred Stock for $5.00 per share pursuant to Rule 506 of Regulation D of the Act. The offering was made to persons known to the officers and directors of LVGI. The maximum offering is 2,000,000 shares. LVGI expects to complete the sale of any remaining
Preferred Stock in this offering by the end of the first quarter of 2001.

Item 6. Management's Discussion and Analysis or Plan of
Operation

LVGI currently intends to focus its efforts on the development and operation of its keno games in Nevada, Nebraska, and within Native American casinos. LVGI will also focus its efforts on the development and operation of its Vegas Numbers game in Panama and its Match Pair Poker game
everywhere.   On or about June 21, 2000, we commenced a
convertible preferred stock private offering, 80% of the proceeds of which have been set aside to support jackpots in our games. As of December 31, 2000, $5,085,500 had been raised through this preferred stock offering.

In addition to the state of Nevada, we are pursuing licensing in Arizona, New Mexico, New York, Nebraska,
Mississippi and New Jersey.

Distinctive Characteristics Of The Business That May Have A
Material Impact On Future Financial Performance

A number of factors distinctive to LVGI's business may have a material impact on future financial performance, including:

1. Competition. As noted above, competition among gaming equipment suppliers and games is strong and presents a significant barrier to entry. Getting a game offered in a casino with typically limited floor and operating space is a difficult task with a high likelihood of failure. LVGI's recent contract with Park Place Entertainment overcomes much of this difficulty.

2. Marketing. LVGI's marketing plan is dependent upon the needs and acceptance of LVGI's games by casino operators. Many of LVGI's products are proprietary in nature and casino operators are reluctant to place gaming equipment in their casino from which they will have to share revenue and which may deplete revenues of other games for which they do not need to share revenue. The failure to attract enough demand from casinos will have a significant negative impact on the future financial results of LVGI.

3. Products. The replacement cycle for many games provided by gaming equipment suppliers appears to be accelerating.
There is mounting pressure in the industry to put out the next widely successful game. This gives LVGI's games less time to be accepted by the gaming public and forces LVGI to continually develop new games or be left behind in the marketplace. Development of new games is costly with uncertain rewards. The failure to attract enough demand from casinos and players alike will have a significant negative impact on the future financial results of LVGI.

Assets

At December 31, 2000, LVGI had cash of $682,227 as compared to $19,546 as of December 31, 1999. LVGI had jackpot reserve deposits of $4,000,000 as of December 31, 2000 and no deposits as of December 31, 1999. This amount is used for funding LVGI's various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets. The increase in our cash and jackpot deposits is directly related to the sale of preferred stock.

Equipment and Software, net of accumulated depreciation was $366,912 as of December 31, 2000 as compared to $267,446 as of December 31, 1999. This amount is broken down as follows:

Description                         2000              1999
----------------------------------  -----------       -----------
Software                            $463,697          $223,697
Equipment, Furniture, Etc.           222,206           156,480
                                    -----------       -----------
Total                               $685,903          $380,177
Less Accumulated dep:               (318,991)         (112,731)
                                    -----------       -----------
Equipment & Software                $366,912          $267,446
(net of accumulated depreciation)

Liabilities And Stockholder's Equity

At December 31, 2000, LVGI owed no long-term debt as compared to $32,545 as of December 31, 1999. At December 31, 2000, LVGI had $96,493 of accounts payable as compared to $75,483 as of December 31, 1999. Management maintains a general policy of avoiding long-term debt and making payments on accounts on a current basis. Management therefore does not anticipate incurring any long-term debt. Other than for reasons associated with possibly greater volume of business, management does not anticipate substantially increasing our accounts payable in the near future.

Our operations throughout the year were largely funded through equity financings and interest income. Our stockholders' equity was $5,124,965 as of December 31, 2000, compared to $254,788 as of December 31, 1999. The net increase in stockholders' equity resulted primarily from the issuance of preferred stock during the year.

Results Of Operations

For 2000, we generated $229,263 in sales as compared to $33,788 in 1999. However, during the same period our operating costs increased from $367,545 to $1,079,337. The largest increase in operating costs was incurred for selling, general and administrative expenses that increased to $813,074 in 2000 from $204,333 in 1999. In addition, we reported depreciation and amortization expense of $266,263 for 2000 as compared to $163,212 for 1999.

Liquidity And Capital Resources

Cash Flows. At December 31, 2000, we maintained $4,682,227 in cash and cash equivalents. The large increase in the cash balance is due to the money raised in our preferred stock offering.

Capital Expenditures. Generally, we have spent little of our resources on capital equipment. In the near future, however, we expect to invest in keno equipment needed to operate Nevada Numbers. This expenditure should amount to approximately $100,000.

Working Capital Requirements. We plan to build our business infrastructure in 2001 and therefore working capital will be needed for salary, benefits and support costs.

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Impact Of The Year 2000 Issue

The "Year 2000" potential problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". We have not experienced any difficulties as a result of this.

Item 7. Financial Statements

The information requested by this item is set forth in Item
13 of this Report.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

                            PART III

Item 9. Directors and Executive Officers of the Registrant

The following are the names of our officers and directors, their present positions, and some brief information about their background. The Company does not have a written employment agreement with any of its officers or directors.

Name                 Age         Offices Held
---------------      ---         ------------
Russell R. Roth       54         CEO, President, CFO, & Director

Gary G. Baldwin       49         Secretary, Treasurer, & Director

Rich Irvine           59         Director

Russell R. Roth. Mr. Roth has been President, Chief
Executive Officer, Chief Financial Officer and Chairman of the Company since April 1998. From January 1995 until
December, 1999, Mr. Roth had been the feature writer, editor and co-owner of the Las Vegas Investment Report and has managed portfolios for a few select individuals. From
September 1994 to April 1996, Mr. Roth served as President of National Investment & Tax Managers, Inc. From January
1987 to April 1993, Mr. Roth served as Chief Financial
Officer of Sotheby's Holdings, Inc., an art auction company. At Sotheby's Holdings, Inc., Mr. Roth spearheaded the Company's initial public offering in 1988. From 1983 to 1986, Mr. Roth served as Chief Financial Officer of Cessna
Aircraft Company where Mr. Roth coordinated a successful merger of the Company with General Dynamics Corp. From 1974 to 1983, Mr. Roth served in various financial capacities for Rockwell International and the Bendix Corporation. Mr.
Roth received his Bachelors of Science in Economics from the University of Kansas in 1968 and his Masters of Business Administration from the University of Michigan in 1973.

Gary G. Baldwin. Mr. Baldwin has served as Executive Vice
President and Director of the Company since April 1998. On
August 13, 1999, he was voted into the position of Treasurer by the board of directors. On December 28, 2000, Mr. Baldwin was appointed to the additional position of Secretary of LVGI. Since April 1997, Mr. Baldwin has served as General Manager of TJ Wholesale. From 1995 to 1996, Mr.
Baldwin served as General Manager of the Old Chicago Casino in Cripple Creek, Colorado. From 1993 to 1995, Mr. Baldwin served as General Manager of the St. Charles Riverfront
Station in St. Charles, Missouri, and a casino property owned by Station Casinos, Inc. From 1989 to 1993, Mr.
Baldwin served as Assistant General Manager of the Imperial
Palace Hotel and Casino in Las Vegas, Nevada. From 1985 to
1989, Mr. Baldwin was co-owner of Norquist Construction
Company. From 1984 to 1985, Mr. Baldwin served as General
Manager of the Nevada Palace where he was licensed to participate in the profits of the hotel-casino. From 1978 to 1984, Mr. Baldwin was co-owner and served as General
Manager/Casino Manager of the Landmark Hotel and Casino in
Las Vegas, Nevada.

From 1975 to 1978, Mr. Baldwin worked for the Nevada State Gaming Control Board as a Senior Financial Investigative Agent. In this capacity, Mr. Baldwin conducted and supervised major investigations throughout the United States and Europe on behalf of the Nevada State Gaming Control Board and worked with various federal, state and local agencies, such as the Federal Bureau of Investigations, the Bureau of Alcohol, Tobacco and Firearms, and state and local police departments.

Over the past twenty years, Mr. Baldwin has been active in the hotel-casino industry. Mr. Baldwin has been licensed on four separate occasions by the Nevada Gaming Commission and on one occasion by the Colorado gaming authorities. In addition, Mr. Baldwin has also served as a gaming consultant to several Native American Tribes, such as the Sault Ste. Marie Tribe of Chippewa Indians, for the past fifteen years. Mr. Baldwin received his Bachelors of Arts in Business Management from Biscayne College in Miami,
Florida. Mr. Baldwin also received his Bachelors of Science in Accounting and his Masters of Business Administration from the University of Nevada-Las Vegas in 1974 and 1976, respectively.

Rich Irvine.  Mr. Irvine has been GameTech's Executive Vice
President of Planning and Development since February, 1999.
Mr. Irvine was President and Chief Operating Officer of
Mikohn Gaming Corporation from July, 1995 until September,
1998. He had served on the Mikohn's corporate Board of Directors since it became a publicly traded company in late
1993. Mr. Irvine, from 1993 to 1995 was Senior Vice
President - Marketing and Entertainment for Boomtown, Inc.
a Reno-based owner and operator of casino properties in Verdi, Nevada; Las Vegas, Nevada; Biloxi, Mississippi; and
New Orleans, Louisiana. From 1991 to 1993 he was Vice
President of Marketing for worldwide Walt Disney attractions. His first entry into the gaming industry came as Executive Vice President Worldwide Sales and Marketing for International Game Technology (IGT), a leading manufacturer of gaming machines. During his four years there, IGT's sales revenue tripled in volume. Mr. Irvine was co-founder of Aurora Productions. During and eight-year stint there, he was Executive Producer of such films as Heart Like a Wheel, Secret of Nihm and Eddie and the
Cruisers and also the Broadway show The Suicide. He also served as President and Chief Operating Officer of Straight
Arrow Publishing, owners of Rolling Stone Magazine and as
Executive Vice President of Unicorn/ Sovaminco, a U.S. -
(former)U.S.S.R. joint venture. He began his career in media sales for Time, Inc. (now Time Warner) after attending the University of Southern California.

Terms Of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the shareholders or until removed from office in accordance with our by-laws. Officers are appointed by our Board of Birectors and hold office until removed by the Board.

Significant Employees

We do not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:


                                   Number    Transactions   Known Failures
                                   Of late   Not Timely     To File a
Name and principal position        Reports   Reported       Required Form
---------------------------        -------   ------------   --------------
Russ Roth, CEO                        2           0                0
Gary Baldwin, Sec/Treas               2           0                0
Mark Valenti, Former Director         2           0                0
Billy Ray Williams, Former Director   2           0                0
--------------------------------------------------------------------------

Item 10. Executive Compensation

The following table sets forth certain information as to our Chief Executive Officer and the highest paid officers and directors for our last fiscal year ended December 31, 2000. No other compensation was paid to any such officers or directors during this time period.

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                         Other                            All
                                         Annual                           Other
                                         Com-                             Com-
                                         pen-   Restricted                pen-
                                         sa-    Stock  Options/   LTIP    sa-
Name        Title    Year Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----        -----    ---- -------- ----- ------ ------- ------- --------- ----
Russell
R. Roth   Director,  2000 $      0     0      0       0      0         0      0
          CEO, CFO
          and
          President

Gary G.
Baldwin   Director,  2000 $ 48,000     0      0       0      0         0      0
          Secretary
          and
          Treasurer

Rich
Irvine    Director   2000 $      0     0      0       0      0         0      0

Mark F.
Valenti   Former     2000 $      0     0 32,000       0      0         0      0
          Director

Bill R.
Williams  Former
          Director   2000 $      0     0      0       0      0         0      0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of our
common stock by each person known by us to beneficially own
more than 5% of our common stock outstanding as of December
31, 2000 and by the officers and directors of LVGI as a
group. Except as otherwise indicated, all shares are owned
directly.
                                         Amount of
                  Name and Address       beneficial       Percent
Title of class    of beneficial owner    ownership        of class
--------------    -------------------  ----------------   --------
Common Stock      Ken Maul
                  1616 Sunridge Dr.
                  Las Vegas, NV 89117  See table below

Common Stock      Dick Frockt
                  44 Sawgrass Ct.
                  Las Vegas, NV 89113  See table below

Common Stock      Ernie Moody
                  1808 Cochran St.
                  Las Vegas, NV 89109  See table below

Common Stock      Bob Steiner
                  7785 Spanish Lake Dr.
                  Las Vegas, NV 89113  See table below

Common Stock      Steve Busch
                  521 Pacific Ave.
                  4th Floor
                  Atlantic City, NJ
                  08401                See table below
----------------------------------------------------------------------

Other than management listed below, LVGI knows of no other person who is the beneficial owner of more than five percent of LVGI's common stock.

Management

                                         Amount of
                  Name and Address       beneficial       Percent
Title of class    of beneficial owner    ownership        of class
--------------    -------------------  ----------------   --------
Common Stock      Russell R. Roth
                  3261 S. Highland Ave
                  Suite 613
                  Las Vegas, NV 89109  See table below

Common Stock      Gary G. Baldwin
                  3261 S. Highland Ave.
                  Suite 613
                  Las Vegas, NV 89109  See table below

Common Stock      All Officers and
                  Directors            See table below
                  as a Group (2 persons)
---------------
Stock ownership of officers, directors and more than 5% shareholders

                                                            Partially    Fully
                                                 12/31/2000   diluted  diluted
                         COMMON OPTIONS WARRANTS    TOTAL       %(1)     %(2)
RUSS ROTH               469,177 351,500   25,000    845,677     25.3%    19.6%
GARY BALDWIN            189,433 304,400        0    493,833     15.1%    11.4%
MARK VALENTI                  0       0        0          0      0.0%    0.00%
ERNIE MOODY             200,000       0        0    200,000      6.7%     6.7%
BOB STEINER             200,000       0        0    200,000      6.7%     6.7%
DICK FROCKT              95,000 200,000        0    295,000      9.3%     6.8%
STEVE BUSCH             190,535  44,087        0    234,622      7.8%     5.4%
KEN MAUL                121,000 292,250        0    413,250     12.7%     9.6%
ALL OFFICERS/DIRECTORS  658,610 655,900   25,000  1,339,510     40.4%    31.0%

(1) Based on a denominator of 2,965,113 shares of common stock outstanding as of December 31, 2000, plus the particular beneficial owner's issued options and warrants that were exercisable within 60 days.
(2) Based on a denominator of 2,965,113 shares of common stock outstanding as of December 31, 2000, plus all the issued options and warrants that were exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of the following parties since the date of our incorporation has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that, in either case, has or will materially affect us.

-     Director or officer of LVGI
-     Proposed nominee for election as a director of LVGI
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of LVGI.
-     Promoter of LVGI
-     Relative or spouse of any of the foregoing persons

1. Incentive Stock Options. Option rights issued to the officers and directors under our 2000 Stock Option Plan, including options to purchase an aggregate of 25,900 shares of Common Stock at $3.00 per share. Russell Roth received
21,500 incentive stock options. Gary Baldwin received 4,400 incentive stock options.

2. Transactions between Mr. Russell Roth, the President, and a director of LVGI. In March 2000, Mr. Roth loaned LVGI
$100,000 which was due and payable on or before

April 30, 2000. On May 1, 2000, LVGI issued 50,000 shares of Common Stock and 25,000 warrants to Russell Roth in exchange for the cancellation of this debt. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked "Restricted". On or about June 2000, Mr. Roth loaned LVGI an additional $50,000. At December 31, 2000, LVGI had repaid this loan to Mr. Roth in full.

In November of 1998, Mr. Roth also loaned the Company
$25,000 for which he received 50,000 shares of LVGI's common stock as repayment in February of 1999 when LVGI did not repay the amount due.

3. Transactions between Mr. Bill Williams, former director of LVGI. Mr. Williams is also a director and the President of Imagineering Systems, Inc. LVGI currently contracts with Imagineering to provide and develop certain other services for its Keno software and equipment. Such contracts are material to LVGI. In addition, on January 6, 2000, LVGI reached an agreement with Mr. Williams to purchase all of his rights and interests in the BonusKeno game, including but not limited to certain hardware as well as software, trademark, and logo rights. On February 14, 2000 these rights and items were obtained in exchange for 32,000 shares of LVGI Common Stock.

                             PART IV

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) Financial Statements

LVGI's audited Financial Statements, as described below, are attached hereto.

1. Audited Financial Statements for year ended December 31, 2000, including:
(a)   Report of Independent Certified Public Accountants
(b)   Balance Sheets
(c)   Statements of Operations
(d)   Statements of Stockholder's Equity
(e)   Statements of Cash Flows
(f)   Notes to the Financial Statements

(b) Reports on Form 8-K

1. On October 26, 2000, LVGI filed Form 8-K to report the resignation of Mark Valenti and the appointment of Bill
Williams as Director, Secretary and Executive Vice President of the Company.

2. On January 31, 2001, LVGI filed Form 8-K to report the resignation of Bill Williams and the appointment of Rich
Irvine as Director.

3. On March 9, 2001, LVGI filed Form 8-K to report the 5-year license agreement entered on February 22, 2001 with Park Place Entertainment Corporation.

(c) Exhibits

Exhibit 3.1:            Articles of Incorporation *
Exhibit 3.2:            Bylaws of LVGI *
Exhibit 3.3:            Certificate of Amendment of Articles of
                        Incorporation
Exhibit 10.1: Agreement for Set Up and Operation of Keno Route with Bill Williams and Carl Conti *
Exhibit 10.2:		Agreement for Assignment of Rights with
                        Keno International, Inc. *

* As previously filed as an exhibit to LVGI's Form 10-SB12G filed with the Commission on April 17, 2000.

                                                     LAS VEGAS GAMING,
                                                          INC. (A
                                                        DEVELOPMENT
                                                       STAGE COMPANY)


                                                         FINANCIAL
                                                         STATEMENTS



                                                        YEARS ENDED
                                                     DECEMBER 31, 2000
                                                     AND 1999 AND FROM
                                                      INCEPTION (APRIL
                                                        28, 1998) TO
                                                      DECEMBER 31, 2000



                       PIERCY, BOWLER,
                       TAYLOR & KERN
                       Certified Public Accountants & Business Advisors A Professional Corporation

LAS VEGAS GAMING, INC. (A DEVELOPMENT STAGE COMPANY)
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28, 1998) TO DECEMBER 31, 2000
==============================================================================

                                   CONTENTS


                                                            Page

Independent auditors' report                                  1

Financial statements:

Balance sheets                                                2

Statements of operations                                      3

Statements of stockholders' equity                            4

Statements of cash flows                                      5

Notes to the financial statements                         6 - 9

PIERCY, BOWLER, TAYLOR, & KERN
Certified Public Accountants & Business Advisors --- Telephone: (702) 384-1120
A Professional Corporation                                 Fax: (702) 870-2474


                      INDEPENDENT AUDITORS' REPORT
                      -----------------------------------------------

Shareholders and Board of Directors
Las Vegas Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Las Vegas Gaming, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (April 28, 1998) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from inception (April 28, 1998) to December 31, 2000, in conformity with generally accepted accounting principles.


/s/ PIERCY, BOWLER, TAYLOR, & KERN
Piercy,Bowler, Taylor & Kern Certified Public Accountants
And Business Advisors, A Professional Corporation
March 12, 2001
LAS VEGAS, NEVADA

6100 Elton Avenue                 Suite 1000          Las Vegas, Nevada 89107

LAS VEGAS GAMING, INC.   (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
==============================================================================

ASSETS                                             2000        1999 (restated)
                                               ------------    ---------------
Current assets

Cash                                           $    682,227      $      19,546

Accounts receivable, net of allowance                16,250

Due from related parties                             10,000              1,741

Jackpot reserve deposits                          4,000,000
                                               ------------    ---------------

                                                  4,708,477             21,287

Equipment and software, net of
  accumulated depreciation                          428,912            267,446

Other assets

Unamortized patent costs and other intangibles       42,778            102,778

Deposits and other                                   41,291             26,242
                                               ------------    ---------------

                                               $  5,221,458      $     417,753
                                               ============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of long-term debt              $                 $      32,545

Accounts payable                                     96,493             75,483
                                               ------------    ---------------

                                                     96,493            108,028

Long-term debt, net of current portion                                  54,937

Stockholders' equity

Convertible preferred stock, $.001 par,
  5,000,000 shares authorized, 678,200,
  338,900, and 1,017,100 shares issued,
  issuable, and outstanding                           1,017

Common stock,$.001 par, 25,000,000
  shares authorized, 2,965,113, 101,710,
  and 3,066,823 shares issued, issuable,
  and outstanding (2,619,300 in 1999)                 3,067              2,619

Additional paid-in capital                        6,874,112          1,188,013

Accumulated deficit during development stage     (1,753,231)          (935,844)
                                               ------------    ---------------

                                               $  5,221,458      $     417,753
                                               ============    ===============

See notes to financial statements                                    2

LAS VEGAS GAMING, INC.   (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28,
1998) TO DECEMBER 31, 2000
==============================================================================

                                     2000     1999 (restated)   From inception
                                  ----------  ----------------- ---------------
Sales                             $  229,263     $     33,788     $    295,003
                                  ----------  ----------------- ---------------
Operating costs and expenses

Selling, general, and
  Administrative                     853,074          289,333        1,426,648

Depreciation and amortization        266,263          163,212          496,216

Write-down of patents and
  Intangibles                                                          120,000

Write-off of purchase option                                            75,000
                                  ----------  ----------------- ---------------
                                   1,119,337          452,545        2,117,864
                                  ----------  ----------------- ---------------


Loss from operations                (890,074)        (418,757)      (1,822,861)

Other income (expense)

Interest income                       78,375              640           84,920

Other                                 (5,687)          (9,603)         (15,290)
                                  ----------  ----------------- ---------------

Net loss                          $ (817,386)    $   (427,720)    $ (1,753,231)
                                  ==========  ================ ===============

Net loss per share
Basic and diluted                     $(0.29)          $(0.17)
                                  ==========     =============

Weighted average shares
  outstanding
Basic and diluted                  2,862,414       2,474,438
                                  ===========    =============

See notes to financial statements                                    3

LAS VEGAS GAMING, INC.   (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND  FROM INCEPTION (APRIL 28,
1998) TO DECEMBER 31, 1998
==============================================================================
                                                                    Accu-
                         Number                                     mulated
                         of                                         Deficit
                         Shares    Preferred  Common    Addi-       During
                         issued    Stock      Stock     tional      Develop-
                         or        par        par       Paid-in     ment
                         issuable  Value      Value     Capital     Stage
                        ---------- --------- --------- ------------  --------

Balance,
  December 31, 1999, as
  previously reported                       $   2,619 $  1,103,013 $ (850,845)

Adjustment to value
  stock-based
  compensation                                              85,000    (85,000)
                                   --------- --------- ------------  --------
Balance,
  January 1, 2000,
  as adjusted                                   2,619    1,188,013   (935,845)

Net loss for the year                                                (817,386)

Stock-based compensation
  (options and warrants)                                   102,000

Sale of convertible
  preferred shares       1,017,100    1,017              5,084,483

Sales of common shares     23,700                  24       71,076

Sales of common shares,
  officers and directors  104,410                 105         (105)

Offering costs, other                                      (89,493)

Common shares issued
  in satisfaction of
  obligation, related
  parties                  50,000                  50       99,950

Common shares issued
  in satisfaction of
  obligations, others      20,000                  20       59,980

Common shares issued
  in exchange for
  services                  3,500                   3       10,497

Common shares issued
  in exchange for
  assets, others           90,000                  90      269,910

Exercise of stock
  Options                 155,913                 156       77,801
                                   --------- --------- ------------  --------

Balance,
  December 31, 2000               $   1,017 $   3,067 $  6,874,112 $(1,753,231)
                                   ========= ========= ============  =========

Balance,
  January 1, 1999                 $         $   2,244 $    931,508 $  (508,125)
Net loss for the year                                                 (427,720)

Stock-based
  compensation
  (options and
  warrants)                                                 85,000

Sales of common shares     50,100                  50       25,250

Sales of common shares,
  officers and
  directors               325,200                 325      413,875

Offering costs,
  other                                                    (80,620)
                                   --------- --------- ------------  --------
Balance,
  December 31, 1999,
  as adjusted                     $         $   2,619 $  1,375,013 $  (935,845)
                                   ========= ========= ============  =========

Net loss from inception                                            $  (508,125)
  Stock-based
  compensation
  (options and warrants)                                   187,000

Sales of common shares  1,000,177               1,000      153,000

Sales of common shares,
  officers and
  directors             1,243,823               1,244      620,756

Offering costs, other                                      (29,248)
                                   --------- --------- ------------  --------
Balance,
  December 31, 1998               $         $   2,244 $    931,508 $  (508,125)
                                   ========= ========= ============  =========


See notes to financial statements                                    4

LAS VEGAS GAMING, INC.   (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000  AND 1999  AND  FROM INCEPTION (APRIL
28, 1998) TO DECEMBER 31, 2000
==============================================================================

                                     2000     1999 (restated)   From inception
                                  ----------  ----------------- ---------------
Operating activities

Net cash used in operating
  Activities                   $   (531,605)  $       (160,257) $     (901,848)
                                  ----------  ----------------- ---------------

Investing activities

Jackpot reserve deposits         (4,000,000)                        (4,000,000)

Purchase equipment                  (35,729)           (62,662)       (150,255)

Purchase of intangible assets                          (10,000)       (350,000)

Purchase of and investment in
  other assets                      (15,049)                          (111,698)
                                  ----------  ----------------- ---------------

Net cash used in investing
  Activities                     (4,050,778)           (72,662)     (4,611,953)
                                  ----------  ----------------- ---------------

Financing activities

Proceeds from borrowings            100,000                            100,000

Repayment of borrowings                                (46,668)        (46,668)

Sale of convertible
  preferred stock                 5,085,500                          5,085,500

Sale of common stock                149,057            395,500       1,256,557

Cash offering costs                 (89,493)           (80,620)       (199,361)

Other financing activities                             (25,000)
                                  ----------  ----------------- ---------------

Net cash provided by
  financing activities            5,245,064            243,212       6,196,028
                                  ----------  ----------------- ---------------

Net increase in cash                662,681             10,293         682,227

Cash, beginning of year              19,546              9,253
                                  ----------  ----------------- ---------------

Cash, end of year              $    682,227   $         19,546  $      682,227
                                  ==========  ================= ===============

Reconciliation of net
  loss to net cash used
  in operating activities

Net loss                       $   (817,386)  $       (427,720) $   (1,753,231)

Depreciation                        266,263            163,212         496,216

Write-down of patents and
  intangibles                                                          120,000

Write-off of purchase option         75,000

Stock-based compensation             50,500           104,000          157,000

Increase in operating
  (assets) liabilities

  Accounts receivable               (16,250)                           (16,250)
  Other                             (35,743)           23,579          (77,076)
  Accounts payable                   21,011           (23,328)          96,493
                                  ----------  ----------------- ---------------

Net cash used in operating
  Activities                   $   (531,605)  $      (160,257)  $     (901,848)
                                  ==========  ================= ===============

Non-cash investing and
  financing activities

Equipment and software
  acquired with debt                                            $      134,151
                                                                ===============

Equipment and software
  acquired with stock-
  based compensation           $    332,000                     $      399,500
                                  ==========                    ===============

Intangible assets
  acquired with
  common stock                                $     60,000      $       60,000
                                              ================= ===============

Shareholder debt repaid
  with common stock            $    100,000   $     25,000      $      149,000
                                  ==========  ================= ===============


See notes to financial statements                                    5

LAS VEGAS GAMING, INC.  (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28,
1998) TO DECEMBER 31, 2000
==============================================================================

1.    Nature of operations and background information:

Business activities. Las Vegas Gaming, Inc., a Nevada Corporation (the Company), is a development stage enterprise and, therefore, as of December 31, 2000, has not commenced full business operations. The Company is in the process of acquiring and developing casino games to be marketed to the gaming industry. It has received Nevada regulatory approval to participate in the gaming revenues of its customers from its products and to manage and profit from the operation of casino inter-linked systems (wide-area jackpot
networks).    A brief description of some of the casino games that
the Company has rights to and intends to market follows.

Keno.   The Company has the rights to a keno-style game known as
"Nevada Numbers" and variations thereto.   Nevada Numbers is a
wide-area progressive jackpot game where players select five numbers (four in "4-Play Amore", a variation) instead of 20 as in a regular
keno game.    The Company's primary business efforts currently focus
on the marketing and operation of this game in Nevada and, a variation ("Nebraska Numbers"), in Nebraska casinos. The Company recently granted Park Place Entertainment Corporation the first non-exclusive license to operate Nevada Numbers in its Nevada casinos.

Other games. The Company also has other games including a roulette game known as "Back to Back" (B2B), a property specific progressive game (the non-progressive version has been abandoned), a lottery-style game, " Vegas Numbers", and a bingo variation called "Match Pair Bingo." "Vegas Numbers" (formerly known as "Bonus Keno" or "Quick-Pic Keno") is intended to be marketed in the Caribbean and third world countries. Match Pair Bingo is a table game where two balls are drawn, each with five possible outcomes (BINGO), and the player bets on the various combination of possibilities. The final design of the game when completed is intended to qualify as "Class II" gaming in Native American casinos.

Concentrations.    Because the Company's future operations are
concentrated in the gaming industry and related market areas, they could be affected by adverse changes in economic conditions in Nevada or in any of various other gaming jurisdictions. In addition, the Company depends on relatively few suppliers for components for
certain of its games.   However, management believes that such
suppliers are sufficient so that any disruption of service would be brief and not have a material adverse effect on the Company's business, financial condition and results of operation.

2.    Summary of significant accounting policies:

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods.

Equipment and software. Equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Patents and other intangible assets. Patents and patents pending and other intangibles are amortized on a straight-line basis over 3 years.

Offering costs. The costs of offering the Company's unregistered common stock and preferred stock have been charged to additional paid-in capital.

Net loss per share. Basic and diluted net loss per share is computed by dividing net income loss by the weighted average number of common shares outstanding during the year. Potentially dilutive securities such as options and warrants were not considered outstanding because the effect would have been anti-dilutive.

Stock compensation.  The Company has adopted Financial Accounting
Standard Board Statement No. 123, Accounting for Stock-Based
Compensation (SFAS 123), for valuing compensatory stock and option awards.

Advertising. Costs for advertising are expensed as incurred and totaled $7,142, $35,107, and $71,553 for 2000, 1999 and from inception, respectively.

Research and development.   The Company incurs no research and
development costs and, instead, contracts with technical resource companies on a revenue-sharing basis (Note 7) to develop needed components for its casino games.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    Jackpot reserve deposits:

$4,000,000 of the proceeds from a private offering of Series A Convertible Preferred Stock (see Note 6) is restricted for funding the Company's various jackpot oriented games. Because these funds are to be used to support operations, they are classified as current assets. For purposes of the statement of cash flows, the funds are omitted from cash.

LAS VEGAS GAMING, INC.  (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28,
1998) TO DECEMBER 31, 2000
==============================================================================

4.    Due from related parties:

The amount due from related parties, as of the most recent balance sheet date presented, is due from a stockholder and from others at prior balance sheet date.

The receivable amount as of the most recent balance sheet date presented resulted from advances to the stockholder that are due
April 30, 2001, and bear interest at 5% per year.

5.    Equipment and software:

As of the balance sheet dates presented, equipment and software consists of the following:

                                   2000                 1999
                                ----------           ----------
Software                        $  525,697           $  223,697

Equipment, furniture, and
  fixtures                      $  222,206           $  156,480
                                ----------           ----------
                                   747,903              380,177

Less accumulated depreciation     (318,991)            (112,731)
                                ----------           ----------
                                $  428,912           $  267,446
                                ==========           ==========

6.    Stockholders' equity:

Convertible preferred stock.   In June 2000, the Company amended its
articles of incorporation to allow for the creation of preferred stock and, pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, offered for sale on a best efforts basis 2,000,000 share of Series A convertible preferred stock at $5 per share. Through December 31, 2000, 1,017,100shares ($5,085,500 less cash offering costs of $89,500) had been sold. See "Common stock issued for services" below for other offering costs paid with common stock and warrants of the Company.

Common stock. The Company has offered its unregistered common stock to the public to raise a maximum of $1,000,000 annually on a "best efforts" basis; and, it used one of its officers/directors who is a licensed security broker to sell the common stock. The offerings are intended to be exempt from registration with the United States Securities and Exchange Commission under the Securities Act of 1933 pursuant to Rule 504 promulgated there under.

Debt repaid with common stock and warrants.   During 2000, a
stockholder/officer/director loaned the Company $100,000 then later converted the debt (plus interest at 8%) into 50,000 shares of common stock and 25,000 warrants to purchase common stock at a price of $2.00 per share for five years.

In addition, others converted $60,000 of debt into 20,000 shares of common stock. During 1999, 50,000 shares of common stock were issued to a stockholder / officer / director in repayment of $25,000 loaned to the Company in November 1998.

Common stock issued for services. During 2000, the Company engaged agents to place its convertible preferred stock for a fee of up to 200,000 common shares plus warrants to purchase up to 600,000 common shares at $3.00 per share, vesting 20% annually (warrants for approximately 61,000 common shares vested January 1, 2001). At December 31, 2000, 101,710 common shares were issuable under the
agreements.   In addition during 2000, the Company issued 3,500
common shares ($10,500) in payment of legal services.

Initial capitalization and assets acquired with common stock. A total of 1,000,177 common shares were, at various times during 1998, either sold to the Company's officers/directors to initially capitalize Company or issued in exchange for the rights to certain games. The value of the stock generally ranged from $.005 and $.0675 cents per share, except for 200,000 shares at $.50.

In addition, a portion of the cost of acquiring other games was also paid in common stock of the Company. B2B was acquired in 1998 for $552,500 (later the non-progressive version of the game was written down $120,000), including $37,500 (75,000 shares) in common stock of the Company. 20% of the rights to "Vegas Numbers" was acquired in 1999 for $70,000, including $60,000 in common stock (20,000 shares). The remaining 80% was acquired in 2000 for $240,000 (80,000 common
shares).   Also in 2000, the rights to Match Pair Bingo were acquired for $30,000 (10,000 common shares).

In 1999, the Company acquired an exclusive license to sell, lease, install and operate keno systems in Puerto Rico from two shareholders in the Company. The Company contemporaneously contracted with these shareholders to develop and operate a keno route in Nevada once the Company is licensed. The provisions of the agreements under certain circumstances include issuance of 100,000 restricted shares of common stock and the payment of royalty fees of $10,000 monthly until the value of the

LAS VEGAS GAMING, INC.  (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28,
1998) TO DECEMBER 31, 2000
==============================================================================

100,000 shares exceeds $4,000,000 and is registered and traded or keno ceased to be played under the license (whichever comes first).

Stock warrants and options.   The Company has from time to time
granted warrants and options to employees and others in exchange for capital-raising, other services, and / or in conjunction with the initial capitalization of the Company and product acquisitions. As of the most recent balance sheet date presented there are outstanding warrants to purchase 461,130 shares of common stock, including 13,000 shares issued in 1999 at an exercise price of $2.00 per share and in 2000, 25,000 shares at $2.00 plus 423,130 shares at $3.00. The $2.00 warrants expire in 2006 and the $3.00 warrants expire in 2003 (for 98,000 shares) and 2004 (for 325,130 shares). For all warrants issued, the exercise price was established at the estimated fair value of the stock at the grant or issue date. No warrants have been exercised to date. The weighted average exercise price of the warrants at December 31, 2000 and 1999 was $2.92 and $2.00.

The Company established a stock option plan in 1998 (the 1998 Plan) under which it issued options to purchase 1,400,000 shares (1,000,000 in 1998 and 400,000 in 1999) at prices ranging from $.50 to $1.00 per share. Of these, options for 1,200,000 shares were issued to officers and directors. The 1998 Plan has been replaced with a new plan (the 2000 Plan), and additional options to purchase 42,550 common shares were issued to officers and directors in 2000.

Since there has been no market trading of the Company's stock, pursuant to SFAS 123, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and the related compensation. The principal assumptions selected to value the options and warrants, using the Black-Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interestn rate of 5%, expected option life of 4 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to $40,000, $85,000 (Note 8) and $125,000 for the years 2000 and 1999
and the cumulative pweriod from inception, respectively.   For 1999,
compensation to key management personnel was limited to the options granted to them.

In addition, options to purchase 200,000 shares of common stock at $.50 per share (155,913 exercised in 2000) were also issued in connection with the Company's 1998 acquisition of its B2B game.
For all options issued, the exercise price was established at the then estimated fair value of the stock. All options are fully vested and expire on April 28, 2008. Also during 2000, a former officer and director agreed, at no cost to the Company, to forfeit vested options to purchase 294,400 common shares.

A summary of option and warrant activity follows:

                               Shares Reserved for Options and Warrants and
                                 Weighted Average Exercise Price Per Share
                               --------------------------------------------
                                     2000          1999        Cumulative
                               -------------- ------------ ------------------
Beginning balance                   1,613,000    1,200,000
                               $0.64          $0.50
Granted                               490,680      413,000          2,103,680
                                2.95           1.03        $1.18
Exercised                            (155,913)                       (155,913)
                                0.50                        0.50
Forfeited                            (294,400)                       (294,400)
                                0.69                        0.69
                               -------------- ------------ ------------------
Ending balance                      1,653,367    1,613,000          1,653,367
                               $1.04          $0.64        $1.13
                               ============== ============ ==================

The weighted average exercise price at December 31, 1999 and 1998 was $0.63 and $0.50.

7.    Commitments and contingencies:

Revenue-sharing arrangement.   The Company has entered into
agreements with a developer of keno systems for the development of keno software and hardware required to play the Company's various keno-based, linked and progressive high jackpot games in exchange for $.04 per ticket issued.

Gaming regulations and licensing.   On March 22, 2001, the Company's
application with the State of Nevada to become an operator of inter-casino linked systems was approved. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may similarly participate in the gaming revenues produced by its customers from its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

Management's plans. Subsequent to December 31, 2000, the Company received Nevada regulatory approval to operate in Nevada as planned and also licensed Park Place Entertainment Corporation (Park Place) to use Nevada Numbers for five years. Installation and onsite testing and approval by the Nevada gaming authorities will mark the end of the Company's development stage. The Company is to receive 10% of the sales at Park Place's Nevada casinos and, subject to further regulatory approval, New Jersey, Mississippi, Louisiana, and Indiana. Park Place is responsible for paying the first $2.5 million of any unfunded

LAS VEGAS GAMING, INC.  (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28,
1998) TO DECEMBER 31, 2000
==============================================================================

jackpot plus share 50/50 with the Company for any
excess. The Company is responsible for the incremental costs of communication equipment to operate among the Park Place locations (approximately $1,300 per month for the Nevada locations). To become fully operational, the Company must continue to implement its business plan and may need to raise additional capital. Once fully operational, management believes, but there is no assurance that, placements of its products will result in profitable operations and
positive cash flows.    Because of these uncertainties, no effect has
been given in the financial statements to any future income tax benefit of the net operating loss carryovers (approximately $1.7 million) accumulated to date.

8.    Prior period adjustment:

In the Company's previously issued 1999 financial statements, options granted to officers and others were not valued in accordance with management's accounting policy. Therefore, the 1999 financial statements have been retroactively restated to value these options using the method and assumptions described above in Note 6.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.


By:  /s/ Russell Roth

----------------------------------------
Russell Roth, President, CFO, CEO and Director
Date:	April 11, 2001

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Russell Roth
-----------------------------------------
Russell Roth, President, CFO, CEO and Director
Date:	April 11, 2001



/s/ Rich Irvine
-----------------------------------------
Rich Irvine, Director
Date:	April 11, 2001