Form 10QSB
period 2001-03-31
LAS VEGAS GAMING INC
filed 2001-05-15
CIK 1103993

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                            FORM 10-QSB
                            -----------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[   ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

   For the transition period from             to            .
                                  -----------    -----------

   Commission File Number 0-30375

                        LAS VEGAS GAMING, INC.
                        ----------------------
   (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              88-0392994
-------------------------------                     ------------
(State or other jurisdiction of                     (IRS Employer
incorporation)                                      Identification No.)

      3261 S. HIGHLAND, SUITE 613   LAS VEGAS, NEVADA  89109-5403
      -----------------------------------------------------------
                 (Address of principal executive offices)

                            702-733-9703
                            ------------
                     (Issuer's telephone number)

       -------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,125,113 shares of Common Stock as of May 1, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [  ]
No [X]

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2001 are included with this Form 10-QSB. The unaudited financial statements for the three months ended March 31, 2001, include:

(a)  Balance Sheets as of March 31, 2001 and December 31, 2000;
(b) Statements of Operations three months ended March 31, 2001, three months ended March 31, 2000, and inception to March 31, 2001;
(c)  Statements of Stockholders' Equity - January 1, 2001 to
     March 31, 2001;
(d)  Statements of Cash Flows - three months ended March 31,
     2001, three months ended March 31, 2000, and inception to March
     31, 2001;
(e)  Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
              ---------------------------------------------------------
                                        March 31,      December 31,
                                         2001             2000
                                        ------------   ------------
ASSETS
Current assets:
  Cash                                  $  1,871,834   $   682,227
  Accounts receivable                         25,000	      16,250
  Due from related parties                    10,000        10,000
  Jackpot reserve deposit                  4,000,000     4,000,000
                                        ------------   ------------
                                           5,906,834     4,708,477

Equipment and software, net of
 accumulated depreciation                    510,440       428,912

OTHER ASSETS:
  Unamortized patents and other intangibles   32,083        42,778
	Deposits and other                       4,300        41,291
                                        ------------   ------------
                                        $  6,453,657   $ 5,221,458
                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                      $          0   $    96,493

Stockholders' equity:
  Common stock, $.001 par, 25,000,000
   shares authorized, 3,156,581 and
   3,066,823 shares issued,
   issuable and outstanding	                 3,157         3,067

  Convertible preferred stock, $.001 par,
   5,000,000 shares authorized, 1,314,679
   and 1,017,100 shares issued,
   issuable and outstanding                    1,315         1,017
  Additional paid-in capital               8,372,219     6,874,112
  Deficit accumulated during
   development stage                      (1,923,034)   (1,753,231)
                                        ------------   ------------
                                        $  6,453,657   $ 5,221,458
See notes to financial statements

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (APRIL 28, 1998) TO MARCH 31, 2001


                                                           From
                                                         Inception
                           Three Months Ended          (April 1998)
                              March  31,                to March 31,
                       -----------------------------
                          2001       2000 (Restated)        2001
                       -----------  ----------------   -------------
Sales                  $      764   $        73,457    $    295,767

General and
 administrative
  expenses               (242,386)         (290,116)     (2,165,250)

Write-down of
 patents and
 intangibles                                               (120,000)
Write-off of
 purchase option                                            (75,000)

Other income               71,819             1,724         141,449
                           -------  ----------------   -------------
Net loss               $ (169,803)  $      (214,935)   $ (1,923,034)
                       ===========  ================   =============
Basic and diluted loss
 per common share      $    (0.05)  $         (0.08)
                       ===========  ================
Weighted average number
 of common shares
 outstanding            3,089,262         2,727,100


See notes to financial statements

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2001 TO MARCH 31, 2001

                                                                  Deficit
              Number
              Accumulated
              of Shares    Preferred      Common     Additional    During

              Issued or     Stock          Stock      Paid-in
                                        Development
              Issuable     Par value     Par Value    Capital       Stage
             -----------  ----------   -----------  ------------  ---------

Balances,
 December
 31, 2000                  $   1,017   $    3,067   $ 6,874,112  $(1,753,231)

Net Loss                                                            (169,803)

Stock - Based Compensation                               10,600

Sale of Convertible
 Preferred Shares	                            298     1,487,597

Common Shares
  Issued or Issuable
  in Connection with
  Preferred Stock
  Offering
                  89,758                       90           (90)
             -----------  ----------   -----------  ------------  -----------

Balances,
 March 31,
 2001             89,758   $   1,315   $    3,157   $ 8,372,219  $(1,923,034)
             ===========  ==========   ===========  ===========  ============

See notes to financial statements

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 AND THE
PERIOD FROM INCEPTION (APRIL 28, 1998) TO MARCH 31, 2001

                                                           From
                                                         Inception
                           Three Months Ended          (April 1998)
                              March  31,                to March 31,
                       -----------------------------
                           2001            2000             2001
                       -----------  ----------------    -------------

Operating activities:
Net cash used in
 operating activities  $  (180,834) $      (211,763)    $ (1,082,682)

Investing activities:
 Jackpot reserves                                         (4,000,000)
 Purchase of equipment    (128,022)        (240,000)        (278,277)
Purchase of intangible
 Assets                                                     (350,000)
Purchase of/investment
 in other assets                                127         (111,698)
                       -----------  ----------------    -------------
Net cash used in
 investing activities     (128,022)        (239,873)      (4,739,975)


Financing activities:
Proceeds from sale
 of common stock                58                         1,256,615
Proceeds from sale
 of preferred stock            298          379,072        5,085,798
Additional paid
 in capital              1,498,107                         1,498,107
Proceeds (repayment)
 of borrowings                              100,000           53,332
Cash offering costs                                         (199,361)
                       -----------  ----------------   --------------
Net cash provided by
 financing activities    1,498,463          479,072         7,694,491
                       -----------  ----------------    -------------

Increase in cash         1,189,607           27,436         1,871,834

Balance, beginning
 of period                 682,227           19,546
                       -----------  ----------------    -------------

Balance, end of period	$1,871,834  $        46,982     $   1,871,834


See notes to financial statements

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL
STATEMENTS
          -----------------------

1.  Basis of Presentation:

The accompanying financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the financial statements of the Company, and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, previously filed with the Securities & Exchange Commission.

In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2001, and for all periods presented. The results of development stage operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for a full year.

2.  Nature of Business:

The Company is in the business of developing, marketing and distributing casino games and related supplies.

3.  Stock-Related Transactions:

Preferred Stock. In June 2000, the Company filed an amendment to its articles of incorporation with the Nevada Secretary of State's office to allow for the creation of preferred stock. Holders of preferred shares can elect to convert (one to one basis) any time after one year from the issue date if the trading price of the Company's common stock has remained at $5.00 per share or greater for a period of 60 days. Holders of these shares are restricted from selling more than 25% of their holdings per calendar quarter. The Company can call and convert the shares into common stock or purchase the shares for $5.00 per share beginning four years from the date of issue. The Company is currently offering its unregistered preferred stock for sale privately to accredited investors to raise a maximum of $10,000,000 on a "best efforts" basis. The offering is intended to be exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933. As of April 29, 2001, $8,768,210 had been raised. Eighty percent of the money raised through the sale of preferred stock is restricted for use in payment of jackpots offered in the Company's games. The offering is expected to close May 10, 2001.

4.  Contingencies:

Gaming regulations and licensing. The Company is licensed to conduct gaming operations in Nevada, certain Native American tribes and (on a temporary basis) a casino in Arizona. The Company is attempting to secure licensure in Arizona, Mississippi, Oregon, New Jersey, New York and

Nebraska. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

Additionally, many of the Company's games must be licensed in various jurisdictions. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

5.  Prior Period Adjustment:
In the Company's previously issued 2000 interim statement of operations, options granted to officers and others were not valued in accordance with management's accounting policy. Therefore, the 2000 interim statements of operations have been retroactively restated to value these options using the method and assumptions described in
Note 6 to the financial statements as of and for the year ended December 31, 2000, included in form 10KSB. The net effect of the adjustment was to increase general and administrative expense and decrease net income by $27,000 ($.01 per share).

Item 2.  Management's Discussion and Analysis of Plan of Operations

This report on Form 10-Q contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

The Company is in the development stage with regard to marketing and distributing casino games and related supplies. Operating revenues to date have been insignificant. Currently, the Company owns the rights to a number of games, including, among others, "Nevada Numbers", "Vegas Numbers", "Match Pair Bingo and Poker" and "Fremont Street Numbers". In addition, the Company has purchased the assets of Back to Back Gaming, Inc. ("B2B"), which included the rights to "B2B Roulette".

Plan of operations over the next 12 months

The Company currently intends to focus its efforts on the development and operation of its keno games in Nevada. The Company expects to launch its Nevada Numbers game at Bally's/Paris during the second quarter of 2001, and begin a testing process that should last about 110 days and include approximately 4 casinos.

The Company has also entered into negotiations to acquire
Imagineering Systems, Inc.

In addition, the Company plans to start up keno businesses in Panama and Costa Rica. Partners have been identified but a firm plan has not yet been established.

The Company has been investigating several possible installations for Match Pair Games and hopes to have a game in place during the second quarter. A joint venture with GameTech is also being explored.

During the next few months the Company hopes to hire a number of senior executives and technical experts to assist in the operations of the business. The Company has recently leased new office space for its expanding staff and operations.

Financing and Liquidity

CASH FLOWS. Currently, the Company maintains in excess of $7.8 million in cash and amounts reserved for jackpots. The large increase in the cash balance is due to sales of the Company's preferred stock. As of April 29, 2001, the Company had raised $8,768,210 in its preferred stock offering. It is expected that $3.5 million will be required to initiate the operation of Nevada Numbers. The Company has committed in the preferred stock offering to reserve 80% of the money raised through the sale of the preferred stock to cover insured jackpots. Therefore, even though the Company has significant cash balances, it may be required to raise additional funds to support the increased staffing and new business opportunities.

CAPITAL EXPENDITURES. Generally, the Company has spent little of its resources on capital equipment. The Company may, in the future, decide to invest in keno equipment and lease it, along with its progressive keno games; however, no specific plans to do so have been made.

WORKING CAPITAL REQUIREMENTS. Other than cash required to support the jackpots of the various games the Company offers and the proposed new personnel, there is currently little need for working capital. Absent some significant change in the nature of the Company's business, working capital (other than for salaries) is not likely to be a major use of financial resources.

                     PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

Through March 31, 2001, the Company issued 1,314,679 shares of preferred stock to approximately 125 investors at a price of $5.00 per share. These shares were issued pursuant to Rule 506 of Regulation D of the 1933 Act and have been marked "restricted".

On February 27, 2001, the Company issued 160,000 shares of its common stock to 4 individuals and warrants to purchase 240,000 shares of common stock to 3 individuals as a finder's fee earned in the sale of the preferred stock. Sixty Thousand of the warrant shares were exercisable at $6 per share and the remaining 180,000 of the warrant shares were exercisable at $3 per share. The warrants were exercisable from March 1, 2001 through February 28, 2006.

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

None

(b) Reports on Form 8-K: Reports on form 8-K were filed on October 26, 2000 and January 31, 2001 to announce the resignation of Mark Valenti and Bill Williams from the board of directors, respectively, along with the appointment of Rich Irvine to the board. Reports on form 8k were also filed on March 9, 2001 and April 4, 2001 to announce an agreement with Park Place Entertainment and receipt of gaming licenses in Nevada, respectively.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LAS VEGAS GAMING, INC.
                                    (Registrant)



Date  May 15, 2001                  /s/ Russell R. Roth
                                    -------------------------
                                    Russell R. Roth
                                    Chairman of the Board and
                                    Chief Executive and
                                    Chief Financial Officer