Form 10QSB
period 2001-06-30
LAS VEGAS GAMING INC
filed 2001-08-16
CIK 1103993

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB
                          -----------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number 0-30375

                     LAS VEGAS GAMING, INC.
                     ----------------------
(Exact name of Small Business Issuer as specified in its charter)

Nevada                                    88-0392994
-------------------------------           -------------
(State or other jurisdiction of           (IRS Employer
incorporation)                            Identification
No.)

   3120 SOUTH RAINBOW BLVD. SUITE 204   LAS VEGAS, NEVADA  89146
   -------------------------------------------------------------
          (Address of principal executive offices)
          ----------------------------------------

                          702-733-9703
                          ------------
                  (Issuer's telephone number)
                  ---------------------------

     -----------------------------------------------------
     (Former name, former address and former fiscal year
                if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,225,113 shares of Common Stock as of August 1, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [  ]
No [X]

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GENERAL

The Company's unaudited financial statements are included with this Form 10-QSB as follows:

  (a)  Balance Sheets as of June 30, 2001 and December 31, 2000;

  (b)  Statements of Operations three months and six months ended
       June 30, 2001, three months and six months ended June 30, 2000, and inception to June 30, 2001;

  (c) Statement of Stockholders' Equity - Inception through December 31, 2000 and from January 1, 2001 to June 30, 2001;

  (d) Statement of Cash Flows - six months ended June 30, 2001, six months ended June 30, 2000, and inception to June 30, 2001;

  (e)  Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, include only information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable to interim financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, are not necessarily indicative of the results that can be expected for the year.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
              ---------------------------------------------------------
                                          June 30,      December 31,
                                           2001             2000
                                        ------------   ------------
                                         (Unaudited)
ASSETS
Current assets:
Cash                                   $    801,421   $    682,227
Accounts receivable, net of allowance                       16,250
Due from related parties                     10,000         10,000
Jackpot reserve deposits                  7,980,828      4,000,000
                                          ---------      ---------

                                          8,792,249      4,708,477

Equipment and software, net of
 accumulated depreciation                   588,509        428,912

Other Assets:
Patents and other intangibles, net            6,111         42,778
Officer/Shareholder loans                   610,000
Deposits & Other                            160,851         41,291
                                       ------------   ------------

                                       $ 10,157,720   $  5,221,458
                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                       $     47,885         96,493
                                       ------------   ------------

Stockholders' equity:
Common stock, $.001 par,
 25,000,000 shares authorized,
 4,225,113and  3,066,823shares
 issued, issuable and outstanding             4,225          3,067
Preferred stock, $.001 par,
 5,000,000 shares authorized,
 184,000 and 0 shares issued
 and outstanding                              1,995          1,017
Additional paid-in capital               12,358,111      6,874,112
Deficit accumulated during
 development stage                       (2,254,496)     (1,753,231)
                                         -----------     -----------
                                         10,109,835       5,124,965

                                       $ 10,157,720   $   5,221,458
                                       ============   =============
See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30 2001 AND 2000 (unaudited)


                                     Three                    Three
                                    Months                   Months
                                     Ended                    Ended
                                    June 30,                 June 30,
                                      2001                     2000
                                 -------------            -------------

Sales                            $          0             $     17,589

General and administrative
 Expenses                            (438,177)                (168,541)

Other income                           89,464
                                 -------------            -------------

Net loss                         $   (348,713)            $   (150,952)
                                 =============            =============

Basic and diluted net loss
 per share                       $      (0.10)            $      (0.05)
                                 =============            =============

Weighted average shares
 Outstanding                        3,491,743                2,760,574
                                 =============            =============

See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (APRIL 28, 1998) TO JUNE 30, 2001 (unaudited)


                                   Six               Six             From
                                  Months            Months         Inception
                                  Ended             Ended         (April 1998)
                                 June 30,          June 30,        to June 30,
                                   2001              2000             2001
                             --------------    --------------    --------------
                                                 (Note 5)
Sales                        $         764     $     171,296     $    295,768

General and administrative
 Expenses                         (663,312)         (537,183)      (2,538,291)

Write-down of patents and
 Intangibles                                                         (120,000)

Write-off of purchase option                                          (75,000)

Other income                       161,283                            230,913
                             --------------    ---------------    ------------

Net loss                     $    (501,265)    $     (365,887)    $(2,206,611)
                             ==============    ===============    ============

Basic loss per share$                (0.15)    $         (.13)
                             ==============    ===============

Weighted average shares
 Outstanding                     3,309,635          2,721,620
                             ==============    ===============

See notes to financial statements

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2001 TO JUNE 30, 2001 (unaudited)

                                                                      Deficit
                            Number                                  Accumulated
                          Of Shares  Preferred  Common  Additional     During
                          Issued or    Stock     Stock   Paid-In    Development
                           Issuable  Par value Par Value  Capital       Stage
                         ---------- ---------- --------- ---------- -----------

Balances, December 31,
 2000                               $    1,017 $  3,067 $ 6,874,112 $(1,753,231)

Net Loss                                                               (501,265)

Stock - Based
 Compensation                                                10,600

Stock Options Exercised                             911     609,089

Sale of Convertible
 Preferred Shares          978,107        978             5,474,568
                         =========

Common Shares
   Issued or Issuable
   in Connection with
   Preferred Stock
   Offering                248,290                  247        (248)
                         ========= ----------- --------- ---------- -----------
Balances, June 30,
 2001                              $    1,995  $  4,225 $12,358,111 $(2,254,496)
                                   =========== ========= ========== ============

See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28, 1998) TO DECEMBER 31, 1998 (unaudited)

                                                                      Deficit
                            Number                                  Accumulated
                          Of Shares  Preferred  Common  Additional     During
                          Issued or    Stock     Stock   Paid-In    Development
                           Issuable  Par value Par Value  Capital       Stage
                         ---------- ---------- --------- ---------- -----------
Balances, December 31,
 1999 as previously
 reported                           $          $   2,619 $1,103,013 $ (850,845)

Adjusted to value
 stock - based on
 compensation                                                85,000    (85,000)
                                               --------- ---------- -----------

Balance, January 1,
 2000 as adjusted                                  2,619  1,188,013   (935,845)

Net Loss for the year                                                 (817,386)

Stock - Based Compen-
 sation (options and
 warrants)                                                  102,600

Sale of Convertible
 Preferred Shares         1,017,100      1,017            5,084,483

Sale of Common Shares        23,700                   24     71,076

Sale of Common Shares,
 Officers & Directors       104,410                  105       (105)

Offering Costs, Other                                       (89,493)

Common Shares issued
 in Satisfaction
 of Obligations,
 Related Parties             50,000                   50     99,950


Common Shares issued
 in Satisfaction
 of Obligations, Others      20,000                   20     59,980

Common Shares Issued
 in Exchange for Services     3,500                    3     10,497

Common Shares Issued
 in Exchange for Services    90,000                   90    269,910

Exercise of Stock Options   155,913                  156     77,801
                                    --------- ---------- ---------- ------------
Balances, December 31,
 2000                               $   1,017 $    3,067 $6,874,112 $(1,753,231)
                                    ========= ========== ========== ============
See notes to financial statements.

                              (Continued)
                                   7

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FROM INCEPTION (APRIL 28, 1998) TO DECEMBER 31, 1998 (unaudited)
(Continued)

                                                                      Deficit
                            Number                                  Accumulated
                          Of Shares  Preferred  Common  Additional     During
                          Issued or    Stock     Stock   Paid-In    Development
                           Issuable  Par value Par Value  Capital       Stage
                         ---------- ---------- --------- ---------- -----------
Balance, December 31,
 2000                    $          $          $   2,244 $  744,508 $ (508,125)
Net loss for the year                                                 (427,720)
Stock-based compensation
(options and warrants)                                       85,000
Sales of Common Shares       50,100                   50     25,250
Sales of Common Shares:
Officers and Directors      325,200                  325    413,875
Offering Costs, Other                                       (80,620)
                                    ---------- --------- ---------- -----------
Balance, December 31, 1999,
 as adjusted                        $          $   2,619 $1,188,013 $ (935,845)
                                    ========== ========= ========== ===========

Net Loss from inception                                             $ (508,125)
Sales of Common Shares    1,000,177 $          $   1,000 $  153,000
Sales of Common Shares:
Officers and Directors    1,243,823                1,244    620,756
Offering Costs, Other                                       (29,248)
                         ---------- ---------- --------- ---------- -----------
Balance, December 31, 1998          $          $   2,244 $  744,508 $ (508,125)
                                    ========== ========= ========== ===========


See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (APRIL 28, 1998) TO JUNE 30, 2001 (Unaudited)


                                   Six               Six             From
                                  Months            Months         Inception
                                  Ended             Ended         (April 1998)
                                 June 30,          June 30,        to June 30,
                                   2001              2000             2001
                             --------------    --------------    --------------

Operating activities:
Net cash used in operating
 Activities                  $    (494,427)    $    (203,587)    $  (1,396,275)
                             --------------    --------------    --------------

Investing activities:
Additional Paid In Capital                                           4,875,838
Jackpot Reserves                (3,980,828)                         (7,980,828)
Purchase of intangible assets                                         (350,000)
Purchase option acquisition                                           (111,698)
Purchase of equipment             (281,687)             (912)        ( 431,942)
                             --------------    --------------    --------------
Net cash used in investing
 Activities                     (4,262,515)             (912)       (8,874,468)
                             --------------    --------------    --------------
Financing activities:
Proceeds from sale of
 common stock                                         71,100         1,256,557
Proceeds from sale of
 preferred stock                 4,890,535           920,000         9,976,035
Proceeds from borrowings                 -           150,000           140,814
Repayment of borrowings                              (87,482)          (87,482)
Cash Offering Costs                (14,399)          (30,300)         (213,760)
                             -------------    ---------------    --------------
Net cash provided by
 financing activities            4,876,136         1,023,318        11,872,164

Increase in cash                  119,194            818,819           801,421

Balance, beginning of period      682,227             19,545
                             -------------    ---------------    --------------
Balance, end of period       $    801,421     $      833,364     $     801,421
                             =============    ===============    ==============

See notes to financial statements.

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL
STATEMENTS
           -----------------------------

1.  Basis of Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, previously filed with the Securities & Exchange Commission, from which the information as of December 31, 2000 is derived.

In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2001, and for all periods presented. The results of development stage operations for the three-month and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for a full year.

2.  Nature of Business:

The Company is in the business of developing, marketing and distributing casino games and related supplies.

3.  Stock-Related Transactions:

Preferred Stock.  From June 20, 2000, through May 10, 2001, the
Company conducted a private offering of Series A Preferred Stock. In the preferred stock offering the Company sold 1,995,207 preferred shares at $5.00 per share.

A major purpose of the preferred offering was to create a Jack Pot Security Account. The purpose of this account was to satisfy the jackpot security requirements of the Nevada Gaming Control Board in allowing the Company to operate its Keno games in Nevada. The proceeds of the preferred stock offering totaled $9,976,035. Of this amount, 80% or approximately $7,980,828 was placed in the Jack Pot Security Account.

Terms and conditions of the preferred stock included a preferential right to receive any money held in the Jack Pot Security Account prior to any distribution to any other shareholder. Accordingly, if it was never necessary to pay any jackpot winnings out of the account, upon liquidation of the Company, preferred stock holders would receive 80% of their original investment or $4.00 per share out of this account.

The preferred shares are non-voting, non-coupon and non-interest bearing. They carry no preference rights as to dividends or upon liquidation, other than as set forth in the preceding paragraph.

The holder(s) of the Series A Convertible Preferred Stock have the option to convert their shares into the Company's common stock on a one to one basis at any time after both of the following events have occurred: (a) one year from the issue date has elapsed; and (b) the trading price of the Company's common stock for a period of 60 days has remained at $5 per share or greater.

Holders of the Series A Convertible Preferred Stock are restricted in the sale of their shares to no more than 25% of their preferred stock holdings per calendar quarter. This restriction is in addition to any limitations in resale provided by law.

The Company has the right to call these preferred shares and convert them into common stock on a one to one basis or purchase all of the shares at a price of $5 per share, in the Company's discretion, if the preferred shares are not converted after four (4) years from their date of issue. The offering was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In June, the Company made an offer to its preferred shareholders to convert their preferred shares into common stock at a rate of 1.1 shares of common for each share of preferred stock. This conversion offering continues with a number of the preferred shareholders having converted their shares after the end of the reporting period involved herein. The offer is set to expire, unless extended by the Company's Board of Directors, on August 31, 2001.

4.  Contingencies:

Gaming regulations and licensing. The Company is licensed to conduct gaming operations in Nevada, certain Native American tribes and Arizona. The Company is attempting to secure licensure in Mississippi, Oregon, New Jersey, New York, Iowa and Nebraska. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

Additionally, many of the Company's games must be licensed in various jurisdictions. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

5.  Prior Period Adjustment:

In the Company's previously issued 2000 interim statement of operations, options granted to officers and others were not valued in accordance with management's accounting policy. Therefore, the 2000 interim statements of operations have been retroactively restated to value these options using the method and assumptions described in
Note 6 to the annual financial statements as of and for the year ended December 31, 2000, included in form 10-KSB. The net effect of the adjustment was to increase general and administrative expense and decrease net income by $27,000 ($.01 per share) for the six-month period ending June 30, 2000, and $0 for the three-month period ended June 30, 2000.

6.  Related Party Transactions

During June 2001, three officers/directors/stockholders were loaned $610,000 by the Company. This money was immediately returned to the Company as a result of the officer/directors/shareholders exercising non-qualified stock options to purchase 911,000 shares of common stock. The exercise of the options enabled the Company to reduce the percentage of ownership held by certain non-affiliated shareholders, and thus to apply for gaming licenses in several jurisdictions without those individuals being directly involved.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

On February 22, 2001 the Company entered into a five-year license agreement with Park Place Entertainment (PPE) whereby PPE will provide 5 casinos to test the Company's Nevada Numbers game. The test began on June 25, 2001 and should be completed within the next 120 days.

The Company has not expended any funds for Research and Development, and does not currently expect to expend any in the future.

Plan of operations over the next 12 months

The Company currently intends to focus its primary efforts on the marketing and operation of its Nevada Numbers game in Nevada.

In addition, the Company intends to operate a game similar to Nevada
Numbers in Nebraska, New Mexico, Arizona and Iowa.   The Company is
also investigating opportunities in Panama and Costa Rica.

The Company has been investigating several possible installations for Match Pair Games and hopes to have several games in place during the third quarter, 2001. The Company recently negotiated a joint venture arrangement with GameTech in which it intends to market and sell these games.

During the next few months the Company expects to increase staffing levels to assist in the management of the business. The Company expects to hire an additional three individuals over the next six months, followed by additional hiring as needed. The Company has recently leased new office space for its expanding staff and operations. The Company anticipates leasing additional office space in the near term to keep up with the growth of its staff.

There is no public market for the Company's common stock.  The
Company has recently submitted an application to be traded on the NASDAQ Small Cap market; however, no assurance can be given that such an application will be granted or that the Company's common stock will be traded on any exchange.

FINANCING AND LIQUIDITY

Cash Flow and Working Capital Requirements. As of June 30, 2001, the Company maintained $801,421 in cash and cash equivalents and $8,792,249 in jackpot reserve deposits (collectively, Liquid Resources). The large increase in Liquid Resources is due to sale of the Company's preferred stock. As of the close of its preferred stock offering, the Company had raised $9,976,035 in its preferred
stock offering.    The Company has committed to reserve 80% of this
money to cover insured jackpots, the primary working capital requirement of the Company. Therefore, even though the Company has significant Liquid Resources, it may be required to raise additional funds to support the expansion of its games and resultant increased staffing. Pursuant to this possibility, the Company has initiated (on June 30, 2001) an offering to allow preferred shareholders to convert their shares to common stock at a rate of 1.1 common shares for each preferred share. As of August 10, 2001, 322,700 preferred shares have been converted, freeing up $1,290,800 held in the jackpot reserve account.

Capital Expenditures. Since inception, the Company has spent little of its resources on capital equipment. However, during the quarter the Company spent $281,687 for Nevada Numbers equipment and for furniture and fixtures for its new administrative headquarters.
Going forward, we estimate that it will take about $40,000 in capital outlay per game. The Company expects proceeds from the preferred stock conversion to supply the necessary capital for these hubs.


                    PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

Through June 30, 2001, the Company issued 1,995,207 shares of preferred stock to approximately 150 investors at a price of $5.00 per share. These shares were issued pursuant to Rule 506 of Regulation D of the 1933 Act and have been marked "restricted".

The Company paid finders fees in relation to the sale of preferred stock. In addition to the payment of cash in the amount of $48,500, the Company issued 350,000 shares of its common stock to 4 individuals, and issued warrants to three individuals to purchase 459,976 shares of common stock. The exercise price of the warrants varies as follows: warrants to purchase 150,000 shares are exercisable at $6 per share; warrants to purchase 9,976 are exercisable at $5; and the remaining warrants are exercisable at $3 per share.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 16, 2001 for the following purposes:

  1. To elect three directors to serve until the next annual meeting or until their successors are elected and qualified;

  2. To confirm the appointment of Piercy, Bowler, Taylor and Kern as auditors for the Company;

  3. To transact any other business that may properly come before the meeting or any adjournment of the meeting.

The majority of shareholders of the Company voted to elect the following three directors: Russell R. Roth, Gary G. Baldwin and
Richard Irvine.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       None

  (b) Reports on Form 8-K: Reports on form 8-K were filed on July 5, 2001 to announce the appointment of Ken Maul and Michael Cane to the board. Reports on form 8K were also filed April 4, 2001 to announce the receipt of gaming licenses in Nevada.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LAS VEGAS GAMING, INC.
                                    (Registrant)


                                    /s/ Russell R. Roth
Date  August 15, 2001               --------------------------
                                    Russell R. Roth
                                    Chairman of the Board and Chief
                                    Executive and Chief Financial Officer