Form 10QSB/A
period 2001-06-30
LAS VEGAS GAMING INC
filed 2001-08-27
CIK 1103993

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB/A
                         ---------------

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GENERAL

Form 10-QSB/ Amendment One is filed with the Commission to report the following: Changes made in the presentation of 1998 and 1999 data contained in the Financial Statements: Statements of Stockholder's Equity for the year ended 1999; Change made to the reporting of the amount of Preferred Shares issued and outstanding as described in the Financial Statements: Balance
Sheets: Stockholder's Equity section.


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

LAS VEGAS GAMING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
              ---------------------------------------------------------
                                          June 30,      December 31,
                                           2001             2000
                                        ------------   ------------
                                         (Unaudited)
ASSETS
Current assets:
Cash                                   $    801,421   $    682,227
Accounts receivable, net of allowance                       16,250
Due from related parties                     10,000         10,000
Jackpot reserve deposits                  7,980,828      4,000,000
                                          ---------      ---------

                                          8,792,249      4,708,477

Equipment and software, net of
 accumulated depreciation                   588,509        428,912

Other Assets:
Patents and other intangibles, net            6,111         42,778
Officer/Shareholder loans                   610,000
Deposits & Other                            160,851         41,291
                                       ------------   ------------

                                       $ 10,157,720   $  5,221,458
                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                       $     47,885         96,493
                                       ------------   ------------

Stockholders' equity:
Common stock, $.001 par,
 25,000,000 shares authorized,
 4,225,113and  3,066,823shares
 issued, issuable and outstanding             4,225          3,067
Preferred stock, $.001 par,
 5,000,000 shares authorized,
 1,995,207 and 1,017,100 shares issued
 and outstanding                              1,995          1,017
Additional paid-in capital               12,358,111      6,874,112
Deficit accumulated during
 development stage                       (2,254,496)     (1,753,231)
                                         -----------     -----------
                                         10,109,835       5,124,965

                                       $ 10,157,720   $   5,221,458
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

                                                                      Deficit
                            Number                                  Accumulated
                          Of Shares  Preferred  Common  Additional     During
                          Issued or    Stock     Stock   Paid-In    Development
                           Issuable  Par value Par Value  Capital       Stage
                         ---------- ---------- --------- ---------- -----------

Balance, January 1,
 2000                                              2,619 $1,188,013 $ (935,845)

Net Loss for the year                                                 (817,386)

Stock - Based Compen-
 sation (options and
 warrants)                                                  102,600

Sale of Convertible
 Preferred Shares         1,017,100      1,017            5,084,483

Sale of Common Shares        23,700                   24     71,076

Sale of Common Shares,
 Officers & Directors       104,410                  105       (105)

Offering Costs, Other                                       (89,493)

Common Shares issued
 in Satisfaction
 of Obligations,
 Related Parties             50,000                   50     99,950


Common Shares issued
 in Satisfaction
 of Obligations, Others      20,000                   20     59,980

Common Shares Issued
 in Exchange for Services     3,500                    3     10,497

Common Shares Issued
 in Exchange for Services    90,000                   90    269,910

Exercise of Stock Options   155,913                  156     77,801
                                    --------- ---------- ---------- ------------
Balances, December 31,
 2000                               $   1,017 $    3,067 $6,874,112 $(1,753,231)
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

                                                                      Deficit
                            Number                                  Accumulated
                          Of Shares  Preferred  Common  Additional     During
                          Issued or    Stock     Stock   Paid-In    Development
                           Issuable  Par value Par Value  Capital       Stage
                         ---------- ---------- --------- ---------- -----------
Balance, December 31,
 1998                    $          $          $   2,244 $  744,508 $ (508,125)
Net loss for the year                                                 (427,720)
Stock-based compensation
(options and warrants)                                       85,000
Sales of Common Shares       50,100                   50     25,250
Sales of Common Shares:
Officers and Directors      325,200                  325    413,875
Offering Costs, Other                                       (80,620)
                                    ---------- --------- ---------- -----------
Balance, December 31, 1999,
                                    $          $   2,619 $1,188,013 $ (935,845)
                                    ========== ========= ========== ===========

Net Loss from inception                                             $ (508,125)
Sales of Common Shares    1,000,177 $          $   1,000 $  153,000
Sales of Common Shares:
Officers and Directors    1,243,823                1,244    620,756
Offering Costs, Other                                       (29,248)
                         ---------- ---------- --------- ---------- -----------
Balance, December 31, 1998          $          $   2,244 $  744,508 $ (508,125)
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

                                    LAS VEGAS GAMING, INC.
                                    (Registrant)


                                    /s/ Russell R. Roth
Date  August 24, 2001               --------------------------
                                    Russell R. Roth
                                    Chairman of the Board and Chief
                                    Executive and Chief Financial Officer