Form 10QSB
period 2001-09-30
LAS VEGAS GAMING INC
filed 2001-11-19
CIK 1103993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2001

[   ]   Transition  Report  pursuant  to Section 13 or 15(d) of the Securities
        Exchange  Act  of  1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-30375

                             LAS VEGAS GAMING, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                        88-0392994
------                                        ----------
(State  or other jurisdiction of              (IRS Employer
incorporation)                                 Identification  No.)

          3120 SOUTH RAINBOW BLVD. SUITE 204   LAS VEGAS, NEVADA 89146
          ------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  702-733-9703
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,772,958 shares of Common Stock as of October 19, 2001.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                                     ------
                         PART I.  FINANCIAL INFORMATION

Item  1.          Financial  Statements

GENERAL

The Company's unaudited financial statements included with this Form 10-QSB are as follows:

  (a)     Balance  Sheets  as  of  September  30,  2001  and  December  31,
          2000;

  (b) Statements of Operations three months and nine months ended September 30, 2001 and three months and nine months ended September 30, 2000;

  (c)     Statement  of  Stockholders'  Equity  -January  1, 2001 to
          September 30, 2001;

  (d)     Statement of Cash Flows - nine months ended September 30, 2001 and
          2000;

  (e)     Notes  to  Unaudited  Financial  Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim period are not necessarily indicative of the results that can be expected for the full year.

Until  June  30,  2001,  the  Company was in the development stage (See note 2).

LAS VEGAS GAMING, INC.
BALANCE SHEETS
----------------------------------------------------------------------------


                                               September 30,   December 31,
                                                   2001            2000
                                                (Unaudited)
                                               -------------  -------------
ASSETS
------
Current assets:
Cash                                             $4,804,426   $    682,227
Accounts receivable, net of allowance                13,162         16,250
Due from related parties                              6,271         10,000
Jackpot reserve deposits                          3,500,000      4,000,000
                                              -------------  -------------
                                                  8,323,859      4,708,477

Equipment and software, net of
  accumulated depreciation                          584,804        428,912

Other assets:
Patents and other intangibles, net                        0         42,778
Notes receivable - officers                         430,000              0
Deposits and other                                   92,887         41,291
                                              -------------  -------------
                                                 $9,431,550     $5,221,458
                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                 $   46,913   $     96,493
Progressive jackpot liability                       144,812              0
                                              -------------  -------------
                                                    191,725         96,493

Stockholders' equity:
Common stock, $.001 par, 25,000,000
  shares authorized, 5,772,958 and 3,066,823
  shares issued, issuable and outstanding             5,916          3,067
Preferred stock, $.001 par, 5,000,000
  shares authorized, 565,400 and 1,017,100
  shares issued and outstanding                         565          1,017
Additional paid-in capital                       12,318,850      6,874,112
Deficit accumulated during development stage     (2,254,496)    (1,753,231)
Deficit                                            (651,011)             0
Treasury stock                                     (180,000)             0
                                              -------------  -------------
                                                  9,239,825      5,124,965
                                              -------------  -------------
                                                 $9,431,550   $  5,221,458
                                              =============  =============

See notes to financial statements

LAS VEGAS GAMING, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30 2001 AND 2000 (unaudited)
----------------------------------------------------------------------------

                                                   Three        Three
                                                   Months       Months
                                                   Ended         Ended
                                                September 30, September 30,
                                                    2001          2000
                                               -------------  -------------

Sales                                            $   78,051   $        952
                                               -------------  -------------
Costs and expenses
  Gaming operations                                 160,905              0
  Selling, general and administrative               649,945        205,438
  Research and development                            6,000              0
                                               -------------  -------------
                                                    816,850        205,438
                                               -------------  -------------
Loss before interest income                      $ (738,799)  $   (204,486)

Interest income                                      87,788         26,364
                                               -------------  -------------
Net loss                                         $ (651,011)  $   (178,122)
                                               =============  =============
Basic and diluted net loss per share             $    (0.14)  $      (0.06)

Weighted average shares outstanding               4,812,467      2,936,303




See notes to financial statements.

LAS VEGAS GAMING, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30 2001 AND 2000 (unaudited)
----------------------------------------------------------------------------



                                                    Nine         Nine
                                                   Months       Months
                                                   Ended         Ended
                                                September 30, September 30,
                                                    2001          2000
                                               -------------  -------------
                                                                 (Note 5)

Sales                                            $   78,816   $    172,248
                                               -------------  -------------
Costs and expenses
  Gaming operations                                 160,905              0
  Selling, general and administrative             1,313,258        742,622
  Research and development                            6,000              0
                                               -------------  -------------
                                                  1,480,163        742,622
                                               -------------  -------------
Loss before interest income                      (1,401,347)      (570,374)

Interest income                                     249,071         26,364
                                               -------------  -------------
Net loss                                        $(1,152,276)  $   (544,010)
                                               =============  =============
Basic and diluted net loss per share            $     (0.30)  $      (0.19)

Weighted average shares outstanding               3,819,220      2,793,704





See notes to financial statements.

LAS VEGAS GAMING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (unaudited)
----------------------------------------------------------------------------


                                           Preferred  Common      Additional
                                             Stock     Stock       Paid-In
                                           Par Value Par Value     Capital
                                           --------  ----------  -----------
Balances, December 31, 2000                $  1,017  $  3,067    $6,874,112

Net loss

Stock - based compensation                                          115,600

Stock options exercised                                   911       609,089

Sale of 978,107 shares of preferred stock       978               4,864,557

Conversion of preferred shares to
  common shares                              (1,430)    1,573          (143)

Fees paid incident to conversion of
  preferred stock                                                  (144,000)

364,727 common shares issued in
  connection with preferred stock
  offering                                               365           (365)

Purchase of 39,560 treasury shares
                                           --------  ----------  -----------
Balances, September 30, 2001               $    565  $  5,916    $12,318,850
                                           ========  ==========  ===========


                                  (CONTINUED)

LAS VEGAS GAMING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (unaudited)
----------------------------------------------------------------------------


                                             Deficit
                                           Accumulated
                                             During
                                           Development             Treasury
                                             Stage       Deficit    Stock
                                           ------------  ------- ----------
Balances, December 31, 2000                $(1,753,231)  $     0 $       0

Net Loss                                      (501,265) (651,011)

Stock - Based Compensation

Stock Options Exercised

Sale of 978,107 Shares of Preferred Stock

Conversion of Preferred Shares to
  Common Shares

Fees Paid Incident to Conversion of
  Preferred Stock

364,727 Common Shares Issued in
  Connection with Preferred Stock
  Offering

Purchase of 39,560 Treasury Shares                                (180,000)
                                           ------------  ------- ----------
Balances, September 30, 2001               $(2,697,980)$(651,011)$(180,000)
                                           ============  ======= ==========



See Notes To Financial Statements.

LAS VEGAS GAMING, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000  (Unaudited)
----------------------------------------------------------------------------



                                                    Nine         Nine
                                                   Months       Months
                                                   Ended         Ended
                                                September 30, September 30,
                                                    2001          2000
                                               -------------  -------------
Operating activities:
Net cash used in operating activities          $   (751,693)   $  (348,025)

Investing activities:
Jackpot reserves                                    500,000              0
Deposits                                            (51,596)             0
Purchase of equipment                              (296,048)       (11,769)
                                               -------------  -------------
Net cash provided by (used in)
  investing activities                              152,356        (11,769)

Financing activities:
Proceeds from sale of common stock                        0        149,056
Proceeds from sale of preferred stock             4,890,535      3,126,501
Loans to officers & others                                0              0
Proceeds from borrowings                                  0        150,000
Repayment of borrowings                                   0        (87,482)
Cash offering costs and conversion fees             168,999        (66,929)
                                               -------------  -------------
Net cash provided by financing activities         4,721,536      3,271,146

Increase in cash                                  4,122,199      2,911,352

Balance, beginning of period                        682,227         19,545
                                               -------------  -------------
Balance, end of period                         $  4,804,426    $ 2,930,897
                                               =============  =============


See notes to financial statements.

LAS  VEGAS  GAMING,  INC.
NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS

1.     Basis  of  Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, previously filed with the Securities & Exchange Commission, from which the information as of December 31, 2000, is derived.

In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments The results for the interim period considered necessary for a fair presentation have been included are not necessarily indicative of the results to be expected for the full year.

2.     Nature  of  Business:

The Company is in the business of developing, marketing and distributing casino games and related supplies. Prior to July 1, 2001, the Company was in the development stage.

3.     Stock-Related  Transactions:

Preferred Stock. In June 2001, the Company made an offer to its preferred shareholders to convert their preferred shares into common stock at a rate of
1.1 shares of common for each share of preferred stock. This conversion offering continued until September 30, 2001. Of the 1,995,107 shares issued, 1,429,707 shares were converted.

4.     Contingencies:

Gaming regulations and licensing. The Company is licensed to conduct gaming operations in Nevada, Arizona, Oregon and certain Native American tribes. The Company is attempting to secure licensure in Iowa and Nebraska.
Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

Additionally, many of the Company's games must be licensed in various jurisdictions. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

5.  Prior  Period  Adjustment:

In the Company's previously issued 2000 interim statement of operations, options granted to officers and others were not valued in accordance with management's accounting policy. Therefore, the 2000 interim statements of operations have been retroactively restated to value these options using the method and assumptions described in Note 6 to the annual financial statements as of and for the year ended December 31, 2000, included in form 10-KSB. The net effect of the adjustment was to increase general and administrative expense and decrease net income by $27,000 ($.01 per share) for the nine-month period ending September
30,  2000,  and  $0  for  the  three-month  period  ended  September  30,  2000.

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

On August 29, 2001, Kenneth L. Maul resigned from his position as Secretary and Director of the Company. In connection with his resignations, Mr. Maul agreed to cancel 12,000 options and exchange 39,560 shares of common stock for a cash consideration and elimination of his debt to the Company.

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

Overview

The Company, recently emerged from the development stage, is in the business of marketing and distributing casino games and related supplies. Operating revenues to date have been insignificant. Currently, the Company owns the rights to a number of games, including, among others, "Nevada Numbers", "Vegas Numbers", "Match Pair Bingo", "Match Pair Poker", and "Fremont Street Numbers". In addition, the Company has purchased the assets of Back to Back Gaming, Inc. ("B2B"), which included the rights to "B2B Roulette".

On February 22, 2001, the Company entered into a five-year license agreement with Park Place Entertainment (PPE) whereby PPE provided five casinos to test the Company's Nevada Numbers game. The test began on June 25, 2001, and was recently completed. Approval from the Nevada Gaming Control Commission to distribute the game throughout Nevada is expected by the end of

November  2001.  If  the  approval  is received, LVGI will be able to distribute
Nevada  Numbers  to  all  unrestricted  casinos  in  the  state  of  Nevada.

In September, the Company contracted with Imagineering Systems, Inc. (ISI) to develop the "Keno Kiosk" - a patron operated terminal that will allow players to play keno and Nevada Numbers without human intervention. The Company agreed to compensate ISI for its engineering costs at a rate of $12,000 per month. ISI expects to complete the kiosk by early February 2002.

Plan  of  Operations  over  the  Next  12  Months

The Company currently intends to focus its primary efforts on the installation, marketing and operation of its Nevada Numbers (NN) game. The very near-term focus will be on introducing NN to as many casinos as possible.

In  addition, the Company intends to operate a game similar to Nevada Numbers in
Nebraska,  New  Mexico, and Arizona.   It is also investigating opportunities in
Latin  America.

The Company has been investigating several possible installations for Match Pair Games and hopes to have several games in place during the fourth quarter, 2001. The Company recently entered into a joint venture arrangement with GameTech International in which GameTech International has been granted the rights to distribute the game throughout the world.

During the last few months the Company increased staffing levels to assist in the management of the business. The Company has added five full time employees to the three it previously employed. The Company also recently employed two more individuals on a consulting basis. The Company has recently agreed to lease an additional 1,200 square feet of new office space adjacent to the 3,700 square feet it currently occupies.

There is currently no public market for the Company's common stock. Previously the Company stated that it had submitted an application to be traded on the NASDAQ Small Cap market. This application was denied. The Company intends to try again after it can show growing revenues from operations.

FINANCING  AND  LIQUIDITY

Cash Flow and Working Capital Requirements. As of September 30, 2001, the Company maintained $4,804,426 in cash and cash equivalents and $3,500,000 in jackpot reserve deposits (collectively, "Liquid Resources"). The relatively large amount of Liquid Resources is due to the conversion of a majority of the Company's preferred stock to common stock.

Capital Expenditures. Since inception, the Company has spent little of its resources on capital equipment. During the quarter, the Company spent $58,302 on capital equipment, principally for Nevada Numbers equipment. Going forward, the Company estimates that it will spend $20,000 in capital outlay per casino to launch Nevada Numbers.

                           PART II - OTHER INFORMATION

Item  1.          Legal  Proceedings

None

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

Through June 30, 2001, the Company issued 1,995,107 shares of preferred stock to approximately 190 investors at a price of $5.00 per share. The Company's previous Form 10QSB incorrectly indicated that there were 150 investors. These shares were issued pursuant to Rule 506 of Regulation D of the 1933 Act and have been marked "restricted".

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

Through September 30, 2001, approximately 72% of these preferred shares were converted to common stock on the basis of one share of preferred stock to 1.1 shares of common. A fee of approximately $295,000 was paid to Alexus Capital (the firm that initially conducted the preferred stock offering) as compensation for services rendered in relation to the conversion of preferred shares into common stock.

Item  3.        Defaults  Upon  Senior  Securities

None

Item  4.        Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.        Other  Information

None

Item  6.        Exhibits  and  Reports  on  Form  8-K.

        (a)     Exhibits

                Exhibit  99.1     Agreement  and  Transfer  of  Shares
- Kenneth  Maul

        (b) Reports on Form 8-K: A report on form 8-K was filed on August 29, 2001 to announce the resignation of Ken Maul from the Company's Board of Directors and his position as Company secretary. Another report on form 8-K was filed on July 19, 2001 announcing the appointments of Ken Maul and Michael Cane to the Company's Board of Directors. Mr. Maul was additionally appointed Company secretary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LAS  VEGAS  GAMING,  INC.
                              (Registrant)



Date     November  19,  2001     /s/ Russell R. Roth
                                 -----------------------------
                                Russell  R.  Roth
                                Chairman of the Board and Chief Executive and Chief Financial Officer