Form 10KSB
period 2001-12-31
LAS VEGAS GAMING INC
filed 2002-04-12
CIK 1103993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  0-30375
                               -------

                             LAS VEGAS GAMING, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

     NEVADA                               88-0392994
----------------                          ----------
(State  or  other  jurisdiction  of       (I.R.S.  Employer
incorporation  or  organization)          Identification  Number)

3120  S.  Rainbow  Blvd.,  Suite  204
Las  Vegas,  Nevada                       89146
-------------------                       -----
(Address of principal executive offices)  (Zip Code)

Registrant's  telephone  number,
 including  area  code:                   (702)  733-9703
                                          ---------------

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

Revenues  for  2001  were  $121,602.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2001 is $20,993,590.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2001 is 5,789,268.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I
                                     ------

ITEM  1.     DESCRIPTION  OF  BUSINESS

Las Vegas Gaming, Inc. (the "Company" or "LVGI") is in the business of developing, marketing and distributing casino games and related supplies. Currently, LVGI owns the rights to a number of games, including, among others, "Nevada Numbers", "Vegas Numbers(TM)", "Nevada Bingo", "Nevada Combo" and "4-Play Amore". In addition, LVGI has purchased the assets of Back to Back Gaming, Inc. ("B2B"), which included the rights to "B2B Roulette".

LVGI currently intends to focus its efforts on the development and operation of its keno (Nevada Numbers and a linked, progressive 10-spot game) and bingo (Nevada Bingo) games in Nevada, Nebraska (Nebraska Numbers and Nebraska Bingo) and Native American Casinos (American Numbers and American Bingo).

In order to be able to share in any revenues generated in Nevada-based casinos, a person or entity must be licensed by the state of Nevada. Such a license was awarded to LVGI on March 22, 2001. It is subject to renewal two years from this date. Additional licenses have been received from Oregon, Nebraska, New York, New Mexico and Arizona.

Corporate  Organization  and  History

LVGI was incorporated pursuant to the laws of the State of Nevada on April 28, 1998.

LVGI  has  one  subsidiary.

Principal  Services  and  Products

1.  Nevada  Numbers(TM)

Nevada Numbers(TM) is a variation of keno. Classic Keno is a game in which bets are made and recorded on a keno ticket. This ticket contains eighty numbered squares that correspond exactly to the 80 numbered balls in a selection hopper. A player marks a ticket to play between three and ten different numbers. The keno operator then draws twenty out of the eighty numbers, and displays the results throughout the casino. The more numbers that match, the more money the player wins. Payout awards vary from casino to casino and are affected by the amount wagered.

Nevada Numbers(TM) differs from the classic form of keno in that fewer numbers (five, rather than twenty) are drawn. In addition, as LVGI plays the game, it is "linked" and "progressive". Linking is the process of tying together otherwise separate games held at different unassociated casinos (locations not under common ownership) into one. In other words, players at several different locations all choose numbers that are matched to the same five-number draw. A game is "progressive" when the jackpot grows each time a ticket is purchased. After a progressive jackpot is won, the winning player may be paid the jackpot in the form of an annuity for twenty years or more, or a present-value lump sum amount. The jackpot resets to a base amount from which it will increase until it is won again. The process of linking games and creating a progressive jackpot provides an enticement to players because of the potential for larger winnings.

2.  Vegas  Numbers(TM)

Vegas Numbers(TM) (formerly known as BonusKeno and Quick Pic Keno) is another variation of keno. The key difference in this game is that the winning numbers (20 of them out of 80) have all been pre-picked before the game is played and the player receives a pre-marked ("swiped") card. The player can buy a card with 4, 5, 6, 8 or 10 numbers already swiped. All cards are sealed so that no one will know the numbers on the cards until they are opened. Once a player has unsealed the card, he can compare his ticket to the pre-picked winning numbers to determine if he is a winner.

For security purposes, the cards used in the Vegas Numbers(TM) game are prepared using a process called "micro-printing", which is an encrypted bar code. A random swipe generator produces the card. Neither the manufacturer nor the casino knows what swipes are on the inside of any one card. These cards are then sold and verified using a point-of-sale system. The reverse side of each ticket bears the payout for that particular game.

Classic Keno requires players to wait for a game to close and new numbers to be drawn before they can play again. Vegas Numbers(TM) gives players the opportunity to purchase a ticket, open it and then play again if he so desires. Winning cards can then be immediately redeemed. The faster turnaround encourages players to play more.

LVGI is focusing on foreign countries in marketing this game. The game is currently not being played anywhere. Efforts are being made to start the game in Peru, Venezuela, Australia, Costa Rica and Panama.

3.  Match  Pair  Bingo  and  Poker

On May 17, 2000, LVGI purchased a table game called Match Pair Bingo. In this game, the Casino draws two balls from a population of 10 balls that are placed in a clear plastic blower, two each marked with the letters: "B", "I", "N", "G", and "O". Each player antes a fixed amount to play (the house takes the ante) and then makes three separate bets on three potential outcomes, i.e., (1) what the first ball will be; (2) what the second ball will be; and (3) in the event the two balls drawn match, what that match will be. The player who chooses the right outcome on each separate bet keeps his bet on that outcome and wins the bets placed by the other players. If no player wins on an outcome, all bets made on that particular outcome are placed into a progressively building jackpot that is paid to the first player who correctly bets on a "Match Pair." A variation on this game is Match Pair Poker, played in a similar fashion but with symbols of cards instead of letters on the balls.

LVGI has entered into an agreement with GameTech International to market and place the game for 50% of the royalties, typically $20 - $30 per table per day. The game is currently on trial in several Native American casinos. To date, no revenue has been earned in this joint venture.

Software  Development

The software for the keno games described herein (except for Vegas Numbers(TM)) has been, or is being, developed for the Company by Imagineering Systems, Inc.
(ISI). LVGI has agreed to pay ISI a fixed amount of $.04 (within certain limits) per game ticket sold in exchange for developing a game's software. LVGI owns the proprietary rights to the software developed by ISI and ISI is precluded from developing, or participating in the development of, any similar game that would be offered to the public. ISI's role is essentially a work-for-hire arrangement to write the software and upgrade the games as desired by LVGI. At the request of the Company, ISI's engineers are currently working on a feature rich, much improved, Windows version of its classic keno game. The Company is reimbursing ISI for the expenses incurred in developing the new system.

Manufacture,  Installation,  Training  and  Maintenance  of  Games

All  games  owned  by  LVGI  are  manufactured  by  outside  companies.

The responsibility for installing and maintaining games depends on the type of game and the individual arrangement reached with the participating casino. LVGI arranges, through ISI, for the initial training of casino personnel on the various games.

Casinos can have Nevada Numbers(TM) installed on their existing keno equipment if they are currently an ISI Keno System. ImagePlus currently accounts for roughly 65% of the keno installations in Nevada.

Government  Regulation

1. Potential Legal, Regulatory and/or Compliance Risk. LVGI is required to obtain (and maintain) licenses and product approvals in all jurisdictions in which it distributes its gaming products. The licensing and approval process will generally involve extensive investigations into: (1) the gaming products produced, (2) LVGI itself, and (3) LVGI's officers, directors, and principal shareholders, and can require significant expenditures of time and resources. In addition, gaming regulatory authorities have broad discretionary powers and may deny applications or revoke approvals on any basis they deem reasonable. There is no guarantee that LVGI, its products or its personnel will receive or be able to maintain all required approvals.

LVGI has received a limited license to operate and distribute its Nevada Numbers(TM) game in Nevada. LVGI's license expires two years from its inception and is subject to renewal at that time. LVGI has received a temporary license to distribute its Nebraska Numbers(TM) (a variation of Nevada Numbers) game in Nebraska. LVGI's Nebraska license expires in six months from its inception and is subject to renewal at that time. LVGI also has received various types of licenses in Oregon, New Mexico, Arizona and New York. These licenses do not have specific expiration dates.

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

2. Gaming Regulations and Licensing - Overview. LVGI and its products are subject to strict governmental regulations in most jurisdictions in which its products are sold or are used by persons or entities licensed to conduct gaming activities. Such gaming regulations vary from jurisdiction to jurisdiction and the classification and level of the regulatory licensing, approvals and compliance to which LVGI and its products must conform also vary by jurisdiction.

In the event gaming authorities determine that an officer, director, key employee, stockholder or other person of LVGI is unsuitable to act in such a capacity, LVGI will be required to terminate its relationship with such person or lose its operating rights and privileges in that jurisdiction. This may have a material adverse effect on LVGI. Such a finding of unsuitability could have a material adverse effect on LVGI's future. There can be no assurance that LVGI will obtain all the necessary licenses and approvals or that its officers, directors, key employees, their affiliates and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which its products are sold or used by persons licensed to conduct gaming activities. The failure to obtain such licenses and approvals in one jurisdiction may affect LVGI's licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on the business prospects of LVGI.

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

LVGI intends to seek the necessary registrations, licenses, approvals and findings of suitability for LVGI, its products and its personnel in those jurisdictions throughout the world where it anticipates making significant sales. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that LVGI will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and LVGI fails to seek or does not receive the necessary registration, license, approval or finding of suitability, LVGI may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to LVGI.

3. Regulation and licensing - Nevada. The manufacturing and distributing of gaming devices and the operation of inter-casino linked systems in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations and ordinances. The Company's manufacturing, distributing and gaming operations (collectively, "Gaming Operations") are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various county and city licensing agencies. The Nevada Commission, the Nevada Board and the various county and city licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's Gaming Operations.

The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. The Company is also licensed by the Nevada Commission as a manufacturer and distributor of gaming devices, and as an operator of an inter-casino linked system ("OILS"). The Company has obtained from the Nevada Commission the various registrations, approvals, permits and licenses (individually a "Gaming License and collectively, "Gaming Licenses") required in order to engage in Gaming Operations in Nevada. The Company's Gaming Licenses are limited and are due to expire at midnight of the day of the Nevada Commission meeting in March 2003. The Company must apply for and receive new Gaming Licenses to become effective after such date in March 2003 in order to continue its Gaming Operations in Nevada. The Company intends to apply for such new Gaming Licenses but there can be no assurances that such Gaming Licenses will be granted or that if granted, they will be granted on a timely basis. The Company's Gaming Licenses are also conditioned to allow the Chairman of the Nevada Board or his designee to order the Company to cease any gaming activities if he determines that the minimum bankroll requirements set forth in the Nevada Act are not being met.

All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. The Chairman of the Nevada Gaming Board must administratively approve associated equipment before it is distributed for use in Nevada. Inter-casino linked systems ("ICLS") must also be approved by the Nevada Commission. The approval process for an ICLS includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the ICLS meets standards that are set forth in the regulations of the Nevada Commission. On November 19, 2001, the Company received the final approval of the Nevada Commission for its Nevada Numbers ICLS. There can be no assurances that future games will be approved by the Nevada Commission.

The Nevada Act requires any person, including an OILS such as the Company, who is authorized to receive a share of the revenue from any slot machine or gaming device operated on the premises of a licensee, to remit and be liable to the licensee for that person's proportionate share of the license fees and tax paid by the licensee. The gross revenue fees for nonrestricted locations are 6.25% of gross revenues (the difference between amounts wagered by casino patrons and payments made to casino patrons). Significant increases in the fixed fees or taxes currently levied per machine or the fees currently levied on gross revenues could have a material adverse effect on the Company.

The Nevada Gaming Authorities may investigate an individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

If it were determined that the Nevada Act was violated by the Company, the Gaming Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any Gaming License could (and revocation of any Gaming License would) materially adversely affect the Company's Gaming Operations.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an institutional investor, as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable in a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it (i) pays that person any dividend or interest upon voting securities of the Company,
(ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, investigate a holder of any debt security and require the holder of any debt security of a Registered Corporation to file an application. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds there from are intended to be sued to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, offers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporation that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability.

Marketing

LVGI licenses its games directly to casinos. Initial contact is made either from mailing of marketing materials, referrals or direct solicitation by Company employees and marketing agents. The Company has marketed, and intends to continue to market, its games via various types of media including billboards, newspapers, magazines, radio and television. Advertising within a casino property may include plasma screens, table tents, flyers, slot toppers and show cards to stimulate curiosity and game play.

Business  Development  Strategy  and  Plan  of  Operations

The primary objective for LVGI in 2002 will be to bring our operating cash flow to a positive position. In order to achieve this, we are concentrating on the successful rollout of Nevada Numbers (NN). Over the past year, we have been successful in getting the game into casinos, with the game currently being offered in 20 casinos and another 7 under contract. We believe we are on track to have NN being played in 50 casinos by the end of the third quarter of 2002. However, in order for NN to be the success we envisioned it to be, we must find a way to get the ticket sales up to 500 tickets per day per casino. We have increased our advertising expenditures considerably and are targeting them somewhat differently then earlier in the rollout of the game. We are also planning to launch some new games over the same communications network. These games will have some synergies with NN, thus we expect the new games to add to our revenues, as well as to enhance the play of NN. One of the games, Nevada Bingo (NB), is expected to be ready for launch this summer. Another bingo game and two more keno games should be ready for introduction this fall. The combination of all this, should move us toward profits and leverage our brand names and communication network very effectively. An additional benefit is that the barriers to entry for others into our type of linked Nevada-wide progressive games will have increased dramatically.

An additional goal for 2002 will be to expand the NN family of games to other states (e.g., Nebraska and Mississippi), as well as, Native American casinos. While it is doubtful that meaningful revenue will be generated from these sources in 2002, it is possible that we will be positioned to go into 2003 generating significant revenues from these non-Nevada sources.

Another area of focus will be opportunities outside the U.S. Internet, keno/bingo club and Vegas Numbers opportunities are the most likely possibilities for us here. Peru, Venezuela, Montenegro, Ghana, Panama, Brazil and Poland are all possibilities we are investigating currently. In each case, however, local partners must be found and deals negotiated. Again, meaningful revenue is unlikely from this area in 2002, but a solid foundation should be in place going into 2003.

LVGI intends, during 2002, to acquire Imagineering Systems, Inc., a manufacturer of Keno equipment. Details of the acquisition and approvals from various gaming jurisdictions are still being worked out. There can be no guarantee that the acquisition will take place, or if it does under what terms and conditions. If there is an acquisition, then LVGI will be in the additional business of manufacturing and distributing keno equipment.

Linking  and  Satelliting  of  Games

A fundamental trait of all progressive games is that they are connected to other machines such that a portion of every bet made at each linked game is funneled electronically into the progressive jackpot. LVGI can connect its games in one of two ways: linking or satelliting.

"Linking" refers to the process of connecting games at different locations so that players are playing the same game and vying for the same jackpot. Machines may be located at unrelated properties (i.e., gaming properties without any financial, management, or other ties to each other) or at associated ones. Numbers may be chosen from any approved location. The results of the number draw are transmitted electronically to all linked properties, immediately and simultaneously.

LVGI owns technology created by ISI to link and progress its games and is licensed by the Nevada Gaming Control Commission to link its games within the state.

"Satelliting" refers to the process by which a game is connected among associated properties (i.e., properties under the same ownership or management group). For example, "satellite keno" is one game, run by a master computer with several ticket outlets in other locations connected by telephone lines. A master computer, "ball draw" equipment and printers are installed at the host casino. The master computer runs the game. The results of the game are communicated through the dedicated telephone lines to the satellite computers located at the associated properties. Each casino is responsible for the results of the tickets it sells. LVGI (through ISI) currently possesses the means to satellite its progressive jackpot games at associated properties. This technology enables related casinos to realize some cost savings through conducting a centralized ball draw.

Competition

Competition among gaming equipment suppliers and among individual games is strong and presents a significant barrier to entry as well as growth. LVGI faces competition from several progressive slot and table games, including Mega Bucks, Quarter Mania, Nevada Nickels, and Caribbean Stud, all of which provide the growing jackpot excitement targeted by LVGI's progressive keno games.

In recent years, the market has not been dominated by any single entity. Some of LVGI's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources. Moreover, because LVGI is a relatively new enterprise, it may be more sensitive than an established business to the impact of competition. In addition, it is possible that existing or new competitors could develop games that prove more attractive to casino operators and the gaming public. This might have a material adverse effect on the future success of LVGI.

Any one or a combination of the events or other setbacks to LVGI's business could cause LVGI to fail and an investor to lose his or her entire investment. There can be no assurance that LVGI will be a successful competitor in the gaming industry.

Agreement  with  Park  Place  Entertainment  Corporation  and  Other  Operators

LVGI entered into a 5-year license agreement on February 22, 2001, with Park Place Entertainment Corporation ("Park Place"), renewable in 5-year increments by mutual agreement at least 90 days prior to expiration. LVGI granted a non-exclusive license to Park Place for its 5-spot Nevada Numbers(TM) game. Park Place is allowed to operate the game in its Nevada casinos and broadcast the results on its web site. The license also applies to New Jersey, Mississippi, Louisiana, and Indiana, subject to regulatory approval; the license agreement does not apply to Native American gaming operations in any state. In return, Park Place has agreed to pay a license fee to LVGI on a per ticket basis.

Similar agreements have been entered into with 21 other Nevada-based casinos in Las Vegas, Reno, Laughlin, Lake Tahoe, and Fallon.

Employees

As of December 31, 2001, LVGI had eight employees, two of whom are officers of the company. LVGI plans to hire additional employees, particularly engineers, in the foreseeable future.

LVGI's two officers are Mr. Russell R. Roth, President, CEO, CFO, and Chairman, and Mr. Gary G. Baldwin, Senior Vice President, Compliance Officer, Secretary and Treasurer. Both LVGI officers are also directors of LVGI.

LVGI appointed Rich Irvine as a Director on January 14, 2001, and Michael Cane as a Director on July 5, 2001.

Intellectual  Property  and  Other  Proprietary  Rights

Mr. Mark Valenti, former director and officer of LVGI, as inventor/applicant, made a patent application for LVGI's progressive keno games. Mr. Valenti assigned his rights in this application to LVGI. This application seeks to obtain exclusive rights to conduct the keno style games described hereinabove. Currently, this patent application has the status of "Patent Pending" with the U.S. Patent and Trademark Office. No assurance, however, can be given that any such a patent will ever be issued or, if issued, will withstand a challenge as to its validity. LVGI has also applied for, and received, certain trademarks and copyrights associated with these games.

Through the purchase of B2B, LVGI obtained the intellectual property rights for B2B Roulette. A patent for B2B Roulette was recently issued. In addition, a patent was issued covering the game Match Pair Bingo.

LVGI is also taking the necessary steps in securing intellectual property rights in its game Nevada Bingo. It is LVGI's intent to be proactive in obtaining and protecting all of its intellectual property.

LVGI also claims and has ownership rights to several other trademarks filed with the State of Nevada and the U.S. Patent and Trademark Office. It also owns intellectual property that is protected by federal copyright laws and trade secret laws.

LVGI intends to protect any future products it develops through a combination of patents, trademarks, copyrights and trade secrets.

Research  and  Development  Expenditures

LVGI has not engaged in any research and development activity directly. New games are purchased from persons or entities that have developed them in exchange for stock, cash or a combination of both. In the case of LVGI's Nevada Numbers(TM) game, LVGI has agreed to pay ISI (within certain limits) $0.04 per ticket sold for the development and maintenance of the software and hardware to be used in playing the game.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

LVGI owns no real property. LVGI is headquartered in leased premises at 3120 S. Rainbow Blvd., Suite 204, Las Vegas, Nevada, 89146.

ITEM  3.     LEGAL  PROCEEDINGS

LVGI is not a party to any material legal proceedings and, to LVGI's knowledge, no such proceedings are threatened or contemplated.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

LVGI held its annual meeting of shareholders on May 16, 2001. Business conducted at the meeting included the following proposals:


  (1) To elect three directors to serve until the next annual meeting or until their successors are elected and qualified;

  (2) To confirm the appointment of Piercy, Bowler, Taylor and Kern as auditors for the Company;

  (3) To transact any other business that may properly come before the meeting or any adjournment of the meeting.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on April 16, 2001, were entitled to vote. The number of outstanding shares at that time was 3,125,113 held by approximately 180 shareholders. The required quorum of shareholders was present at this meeting.

With respect to the first matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to elect Messrs. Roth, Baldwin and Irvine to the Board of Directors.

With respect to the second matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to confirm the appointment of Piercy, Bowler, Taylor and Kern as auditors for the Company.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

Market  Information

Currently, there is no public market for the Company's common stock, and there can be no assurance that an active public market for this stock will develop or will be sustained.

As of December 31, 2001, there were 285 shareholders of record of LVGI's Common Stock.

LVGI has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Securities

The following is a list of equity securities sold by LVGI during the period covered by this report that were not registered under the Securities Act.

As of May 31, 2001, LVGI sold 1,995,207 shares of non-voting Convertible Preferred Stock for $5.00 per share pursuant to Rule 506 of Regulation D of the Act to 160 investors. The offering was made to persons known to the officers and directors of LVGI. The maximum offering was 2,000,000 shares.

As of June 30, 2001, LVGI issued 910,000 shares of common stock to Russell Roth, Gary Baldwin, and Kenneth Maul incident to their exercise of options and warrants.

As of September 30, 2001, LVGI issued 1,572,678 shares of common stock in exchange for 1,429,707 shares of non-voting Convertible Preferred Stock pursuant to an offering to the Preferred Shareholders to convert their stock to common stock on a basis of 1.1 shares of common stock for each 1.0 share preferred stock converted.

As of December 31, 2001, LVGI issued 366,737 shares of common stock to Alexus Capital Group, LLC (Alexus) for consulting and other services, in part incident to the Preferred Stock offering. Phil Andrews, currently an employee, is a principal in Alexus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

Overview

LVGI currently intends to focus its efforts on the development and operation of its keno and bingo games in Nevada, Nebraska, and within Native American casinos. LVGI will focus, to a somewhat lesser degree, its efforts on the development and operation of its Vegas Numbers(TM) game in Central and South America and its Match Pair Bingo/Poker game throughout the world. The Company has applied for licensing in Panama and Venezuela for itself and its Vegas Numbers game. Partners have been identified in each country and operations should begin shortly after receiving the necessary approvals. Match Pair Bingo, besides Native American casinos, is being evaluated for play in Brazil, Europe and U.S. military bases around the world.

On or about June 21, 2001, the Company commenced a convertible preferred stock private conversion offering for the purpose of freeing up capital held by the Company as a jackpot reserve. The freed-up cash is being used to introduce new products, promote and / or distribute existing ones and to expand into new markets. It was determined by management that the jackpot reserve created by the preferred offering was no longer necessary because of agreements made to cover such contingencies.

In addition to the states where LVGI has a gaming license (Nevada, Nebraska, New York, New Mexico, Arizona and Oregon), it is pursuing licensing in Washington, Mississippi and New Jersey. The Company will also be pursuing various licenses with individual Native American casinos.

Distinctive Characteristics of the Business That May Have a Material Impact on Future Financial Performance

A number of factors distinctive to LVGI's business may have a material impact on future financial performance, including:

1. Competition. As noted previously, competition among gaming equipment suppliers and games is strong and presents a significant barrier to entry. Placing a game in casinos, given their limited floor space, is a difficult task with a high likelihood of failure. LVGI's placement of its Nevada Numbers(TM) game in 20 casinos overcomes much of this difficulty, but does not guarantee future success.

2. Marketing. LVGI's success is dependent upon the acceptance of LVGI's games by casino operators and customers. Many of LVGI's products are proprietary in nature. Casino operators are typically reluctant to place gaming equipment in their casinos pursuant to agreements in which they share revenues. The failure to attract enough demand from casinos will have a significant negative impact on the future financial results of LVGI.

3. Products. The replacement cycle for many games provided by gaming equipment suppliers appears to be getting shorter. There is mounting pressure in the industry to distribute the next widely successful game. LVGI's games may have a limited time window within which to be accepted by the gaming public. This may force LVGI to continually develop new games or run the risk of trailing its competitors in the marketplace. Development of new games is costly and rewards are problematic. The failure to attract enough demand from players will have a significant negative impact on the future financial results of LVGI.

4. Development of Windows-based Platform. LVGI's primary reason for existence is to develop, market and distribute new keno-based games. Pursuant to its mission, LVGI has commissioned ISI to develop a new keno platform that will enhance the Company's competitiveness. This platform will be developed in Windows 2000 and be flexible enough to manage all the games LVGI has designed or can envision designing.

Accounting  Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most significant estimates are those involving depreciation and amortization and the present value of the uninsured progressive jackpots.

The following is a summary of what management believes are the critical accounting policies related to the Company. See note 2, "Summary of Significant Accounting Policies," to the Company's Consolidated Financial Statements included in Part IV, Item 13 for a more detailed discussion of the Company's accounting policies. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain.

Revenue and Cost Recognition. The operation of casino inter-linked systems varies slightly among jurisdictions as a result of different gaming regulations. However, in all jurisdictions, the linked progressive jackpot increases based on the amount wagered. A percentage of the wagers is recognized as revenue by the Company (and by the participating casinos) and the balance is used to
purchase  insurance  to  fund  the  base  progressive  jackpot.    The  Company
recognizes a liability and a cost for the present value of the increase in the progressive meter for jackpots not yet won and any uninsured base jackpot.

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years or more. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of December 31, 2001), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as "held-to-maturity", stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Equipment, Software, Trademarks and Other Intangibles. These assets are stated at cost and are depreciated or amortized over their estimated economic life, usually less than 10 years.

Assets

As of December 31, 2001, LVGI had cash of $3,930,732 as compared to $682,227 as of December 31, 2000. LVGI had jackpot reserve deposits of $3,602,920 as of December 31, 2001, and $4,000,000 of jackpot reserve deposits as of December 31, 2000. This amount is used for funding LVGI's various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets. The increase in LVGI's cash and jackpot deposits resulted from the sale and conversion of preferred stock.

Equipment and Software, net of accumulated depreciation was $508,423 as of December 31, 2001, as compared to $206,245 as of December 31, 2000. These amounts are comprised as follows:

Description                          2001         2000
-----------                        --------     --------
Software                           $195,887     $191,697
Equipment, Furniture, etc.          645,461      222,206
                                   --------     --------
Total                              $841,348     $413,903
Less: Accumulated Depr:            (352,925)    (207,658)

                                   --------     --------
Equipment & Software               $508,423     $206,245
(net of accumulated depreciation)

Liabilities and Stockholders' Equity

At December 31, 2001 and 2000, LVGI had no long-term debt. At December 31, 2001, LVGI had $53,039 of accounts payable as compared to $96,493 as of December 31, 2000. Management maintains a general policy of avoiding long-term debt and making payments on accounts payable on a current basis. Accordingly, management does not anticipate incurring any long-term debt. Other than for reasons associated with a greater volume of business, management does not anticipate substantially increasing accounts payable.

Operations throughout the year were largely funded through equity financings and interest income. Stockholders' equity was $8,201,609 as of December 31, 2001, compared to $5,124,965 as of December 31, 2000. The net increase in stockholders' equity resulted primarily from the issuance of preferred stock during the year.

Results  of  Operations

In 2001, LVGI generated $ 121,602 in sales compared to $229,263 in 2000. However, during the same period operating costs increased from $1,119,337 to $ 2,179,780. The largest increase in operating costs was incurred for selling, general and administrative expenses that increased to $1,255,301 in 2001 from $853,074 in 2000. Most of this increase was due to increased staffing and increased promotional expenses associated with the launch of NN. In addition, the Company reported depreciation and amortization expense of $278,212 in 2001 as compared to $266,263 in 2000.

Liquidity  and  Capital  Resources

As of December 31, 2001, the Company maintained $3,930,732 in cash and cash equivalents versus $682,227 in the prior year. The large increase in the cash balance is due to the money raised in the preferred stock offering. This cash is expected to be used to, among other things, fund additional working capital needs (see below), fund operating deficits (currently running at nearly $100,000 per month out of a total cash deficit of $200,000 monthly), support new ventures (e.g., Panama and Venezuela), pay for licensing expenditures in new jurisdictions (Mississippi, New Jersey, et al) and purchase capital equipment for Nevada Numbers and Nevada Bingo.

In the past, the Company has spent little of its resources on capital equipment. However, currently management is investing in keno equipment needed to operate Nevada Numbers(TM). This expenditure should amount to approximately $ 10,000 per location. Management expects to add approximately 50 locations during 2002. Management also plans to continue building its business infrastructure and to expand employee benefits in 2002.

Forward  Looking  Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.


ITEM  7.     FINANCIAL  STATEMENTS

The  information  requested by this item is set forth in Item 13 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

LVGI has had no disagreements with its independent auditors on accounting or financial disclosures.

                                    PART III
                                    --------

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following are the names of our officers and directors, their present positions, and some brief information about their background. The Company does not have a written employment agreement with any of its officers or directors.

Name                           Age        Offices  Held
------------------------       -------    -------------------------------
Russell R. Roth                55         CEO, President, CFO, & Director

Gary G. Baldwin                50         Secretary, Treasurer, & Director

Rich Irvine                    60         Director

Michael Cane                   47         Director

Russell R. Roth. Mr. Roth has been President, Chief Executive Officer, Chief Financial Officer and Chairman of the Company since April 1998. From January 1995 until December 1999, Mr. Roth had been the feature writer, editor and co-owner of the Las Vegas Investment Report and has managed portfolios for a few select individuals. From September 1994 to April 1996, Mr. Roth served as President of National Investment & Tax Managers, Inc. From January 1987 to April 1993, Mr. Roth served as Chief Financial Officer of Sotheby's Holdings, Inc., an art auction company. At Sotheby's Holdings, Inc., Mr. Roth spearheaded the Company's initial public offering in 1988. From 1983 to 1986, Mr. Roth served as Chief Financial Officer of Cessna Aircraft Company where Mr. Roth coordinated a successful merger of the Company with General Dynamics Corp. From 1974 to 1983, Mr. Roth served in various financial capacities for Rockwell International and the Bendix Corporation. Mr. Roth received his Bachelors of Science in Economics from the University of Kansas in 1968 and his Masters of Business Administration from the University of Michigan in 1973. He serves on the Boards of Lincoln International, Inc. and Legal Access Technologies, Inc. Both are public reporting companies traded on the Over-The-Counter Bulletin Board.

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

Rich Irvine. Mr. Irvine has been a director of Las Vegas Gaming since January 14, 2001. Mr. Irvine is currently Vice President of Sales for A.C. Coin, a gaming company headquartered in Atlantic City, New Jersey. Mr. Irvine was Executive Vice President of Planning and Development for GameTech from February 1999 through November 2001. Mr. Irvine was President and Chief Operating Officer of Mikohn Gaming Corporation from July 1995 until September 1998. He had served on the Mikohn's corporate Board of Directors since it became a publicly traded company in late 1993. From 1993 to 1995 Mr. Irvine was Senior Vice President - Marketing and Entertainment for Boomtown, Inc., a Reno-based owner and operator of casino properties in Verdi, Nevada; Las Vegas, Nevada; Biloxi, Mississippi; and New Orleans, Louisiana. From 1991 to 1993 he was Vice President of Marketing for worldwide Walt Disney attractions. His first entry into the gaming industry came as Executive Vice President Worldwide Sales and Marketing for International Game Technology (IGT), a leading manufacturer of gaming machines. During his four-year tenure, IGT's revenues tripled. Mr. Irvine was co-founder of Aurora Productions. During an eight-year stint there, he was Executive Producer of such films as Heart Like a Wheel, Secret of Nihm and Eddie and the Cruisers, and also the Broadway show The Suicide. He also served as President and Chief Operating Officer of Straight Arrow Publishing, owners of Rolling Stone Magazine and as Executive Vice President of Unicorn/
Sovaminco, a U.S. - (former) U.S.S.R. joint venture. He began his career in media sales for Time, Inc. (now Time Warner) after attending the University of Southern California.

Michael Cane. Mr. Cane became a director of Las Vegas Gaming on July 5, 2001. From May of 1989 to June of 2001, Mr. Cane was the President and Chief Executive Officer of Tele-Lawyer, Inc., a Nevada Corporation that was acquired in an exchange agreement with Legal Access Technologies, Inc., a publicly reporting company, headquartered in Las Vegas, Nevada. At that time, Mr. Cane became the Chairman of the Board and CEO of Legal Access Technologies and continues to act in that capacity. Mr. Cane also maintains a law practice limited to Securities Law in Las Vegas, Nevada with six other attorneys, under the name Cane & Company, LLC. Mr. Cane attended the University of California, Irvine where he graduated top in his class and received a B.A. degree in Economics (June 1975). He then went on to receive his Jurist Doctor degree from the University of Southern California School Of Law in May of 1978, also receiving high honors. Among these honors were Order of the Coif, Phi Beta Kappa, Summa Cum Laude, Dean's Honor List, Who's Who in American Colleges and Universities, Recipient of Three University of Southern California Scholarships, The American Jurisprudence Award in Constitutional Law and member of the University of Southern California Law Review. He is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. During the past three decades, Mr. Cane has been a Partner with the Newport Beach Law firm of Wellman and

Cane, an Associate Professor of Business Law at the University of Hawaii, Chairman of the Department of Financial Economics and Institutions at the University of Hawaii, College of Business, a Professor of law at Whittier College School of Law and Western State University School of Law and has published articles on a broad range of legal topics, including Corporate
Takeovers, Tax Sheltered Investments, The Tax and Economic Benefits Of Structured Personal Injury Settlements, Equity And Forfeitures In Contracts For The Sale Of Land, Default Under An Agreement Of Sale, The Flat Tax System, and Restrictive Practices In Accreditation Of Medical Schools. He is also the author of four books (Divorce, Taxes, Bankruptcy and Estate Planning) in the Five Minute Lawyer books series published by Dell in May of 1995.

Terms  of  Office

Company directors are elected for one-year terms until the next annual general meeting of the shareholders or until removed from office in accordance with company by-laws. Officers are appointed by the Board of Directors and hold office until removed by the Board.

Significant  Employees

The Company has no employees who are not executive officers that are expected to make a significant contribution to the business.

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:
                                  Number
Name  and                         of Late
principal  position               Reports     Required  Form
---------------------------     -----------   --------------
Russ Roth, CEO                      0               0
Gary Baldwin, Sec/Treas             1               0
Richard Irvine, Director            1               0
Michael A. Cane, Director           1               0
--------------------------------------------------------------------------------

ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets forth certain information as to the Company's Chief Executive Officer and the highest paid officers and directors for its last three fiscal years. No other compensation was paid to any such officers or directors during this time period.

--------------------------------------------------------------------------------

                           ANNUAL  COMPENSATION  TABLE

--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual                           Other
                                            Com-  Restric-                  Com-
                                            pen-  ted     Warrants          pen-
                                            sa-   Stock   &       LTIP      sa-
Name      Title      Year  Salary  Bonus    tion  Awarded Options payouts($)tion
----      -----      ----  ------  ------ ------- ------- ------- --------- ----
Russell   Director   1999      $0      $0     $0      0   130,000     0       0
R. Roth   CEO, CFO   2000       0  47,500      0      0    46,500     0       0
          and        2001  96,000       0      0      0         0     0       0
          President


Gary G.   Director,  1999 $21,250      $0  $15,000    0   100,000     0       0
Baldwin   Secretary  2000  48,000   7,500      0      0     4,400     0       0
          and        2001  84,000  25,000      0      0         0     0       0
          Treasurer

Rich      Director   1999      $0       0      0      0         0     0       0
Irvine               2000       0       0      0      0         0     0       0
                     2001       0       0      0      0    25,000     0       0


Michael              1999      $0       0      0      0         0     0       0
Cane      Director   2000       0       0      0      0         0     0       0
                     2001       0       0      0      0    25,000     0       0


Kenneth   Former     1999      $0       0  $34,500    0    80,000     0       0
Maul      Director   2000       0       0   20,000    0    12,250     0       0
                     2001       0       0   83,000    0         0     0       0

Mark      Former     1999 $22,250      $0  $15,500    0    90,000     0       0
Valenti   Director   2000   8,000       0   35,000    0     4,400     0       0
                     2001       0       0      0      0         0     0       0

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The table below provides the beneficial ownership of LVGI's common stock by each person known by management to beneficially own more than 5% of the Company's common stock outstanding as of December 31, 2001, and by the officers and directors of LVGI as a group. Except as otherwise indicated, all shares are owned directly.
                                                     Amount of
                        Name  and  Address           Beneficial    Percent
Title of Class          of Beneficial Owner          Ownership     of Class
--------------------------------------------------------------------------------
Common  Stock           Ken  Maul
                        1616  Sunridge  Dr.
                        Las  Vegas,  NV  89117       See  table  below
--------------------------------------------------------------------------------
Other than management listed below, LVGI knows of no other person who is the beneficial owner of more than five percent of LVGI's common stock.

Management
                        Name  and  Address           Beneficial    Percent
Title of Class          of Beneficial Owner          Ownership     of Class
--------------------------------------------------------------------------------
Common  Stock           Russell  R.  Roth
                        3120  South  Rainbow  Blvd.
                        Suite  204
                        Las  Vegas,  NV  89146       See  table  below

Common  Stock           Gary  G.  Baldwin
                        3120  South  Rainbow  Blvd.
                        Suite  204
                        Las  Vegas,  NV  89146       See  table  below

Common  Stock           Rich  Irvine
                        1055  Silver  Fox  Circle
                        Reno,  NV  89439             See  table  below

Common  Stock           Michael  Cane
                        2300  W.  Sahara  Ave.
                        Suite  500
                        Las  Vegas,  NV  89102       See  table  below

Common  Stock           All Officers and Directors   See  table  below
                        as  a  Group  (4  persons)

Stock ownership of officers, directors and shareholders holding more than 5% of the outstanding shares of common stock follows:

                                              12/31/2001   Partially    Fully
                                                            diluted    diluted
                                              ----------   ---------   ---------
               COMMON     OPTIONS   WARRANTS      TOTAL       %(1)       %(2)
               ------     -------   --------   ---------     ------      ------
RUSS ROTH      789,177     21,500     25,000     835,677     14.32%      12.91%
--------------------------------------------------------------------------------
GARY BALDWIN   481,933     4,400           0     486,333      8.39%       7.51%
--------------------------------------------------------------------------------
KEN MAUL       315,940         0           0     315,940      5.46%       4.88%
--------------------------------------------------------------------------------
MICHAEL CANE     3,500    25,000           0      28,500      0.49%        .44%
--------------------------------------------------------------------------------
RICH IRVINE          0    25,000           0      25,000      0.43%        .39%
--------------------------------------------------------------------------------

TOTAL        1,590,550    75,900      25,000   1,691,450     29.09%      26.13%
--------------------------------------------------------------------------------

(1) Based on a denominator of 5,789,268 shares of common stock outstanding as of December 31, 2001, plus the particular beneficial owner's issued options and warrants that were exercisable within 60 days.
(2) Based on a denominator of 6,471,784 shares, which include all the common stock outstanding as of December 31, 2001, plus all the issued options, and warrants that were exercisable within 60 days.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Except as disclosed below, none of the following parties since the date of the Company's incorporation has had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that, in either case, has or will materially affect the Company.

-     Director  or  officer  of  LVGI;
-     Proposed  nominee  for  election  as  a  director  of  LVGI;
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of LVGI;
-     Promoter  of  LVGI;
-     Relative  or  spouse  of  any  of  the  foregoing  persons.

1. Incentive Stock Options. Option rights issued to the officers and directors under our 2000 Stock Option Plan, including options to purchase an aggregate of 75,900 shares of Common Stock at $3.00 per share. Russell Roth received options to purchase 21,500 shares of common stock. Gary Baldwin received options to purchase 4,400 shares of common stock. Michael Cane and Rich Irvine received options to purchase 25,000 shares of common stock.

2. In 2001, the Company loaned Messrs. Roth, Baldwin and Maul sufficient funds to exercise all their non-qualified stock options. The primary intent of these loans was to allow the Company to increase the number of its issued and outstanding common stock, thereby reducing the percentage ownership of certain shareholders and facilitating and streamlining the license application process in jurisdictions requiring all 5% or greater shareholders to apply.

3. In September of 2001 the Company accepted 39,560 shares of LVGI common stock in exchange for the cancellation of the $180,000 debt Mr. Maul incurred pursuant to #2 above. The Company also paid Mr. Maul $36,000 in exchange for the cancellation of 12,250 options (his last remaining options in LVGI stock) he owned.

                                     PART IV
                                     -------

ITEM  13.     EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial  Statements

LVGI's  audited  Financial  Statements, as described below, are attached hereto.

1. Audited Financial Statements for Year Ended December 31, 2001 and 2000, including:
  a.   Report  of  Independent  Auditors
  b.   Balance  Sheets
  c.   Statements  of  Operations
  d.   Statements  of  Stockholders'  Equity
  e.   Statements  of  Cash  Flows
  f.   Notes  to  the  Financial  Statements

(b)  Reports  on  Form  8-K

     1. On January 31, 2001, LVGI filed Form 8-K to report the resignation of Bill Williams and the appointment of Rich Irvine as Director.

     2. On March 9, 2001, LVGI filed Form 8-K to report the 5-year license agreement entered on February 22, 2001 with Park Place Entertainment Corporation.

     3. On April 5, 2001, LVGI filed Form 8-K to report that the State of Nevada had granted several important gaming licenses to LVGI.

     4. On July 5, 2001, LVGI filed Form 8-K to report the appointment of Ken Maul and the Appointment of Michael Cane as Directors of the Company.

     5. On August 29, 2001, LVGI filed Form 8-K to report the resignation of Ken Maul as Director and Secretary.


(c)  Exhibits

None

                          INDEPENDENT  AUDITORS'  REPORT

Shareholders  and  Board  of  Directors
Las  Vegas  Gaming,  Inc.
Las  Vegas,  Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Piercy Bowler Taylor & Kern

PIERCY, BOWLER, TAYLOR, & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation


March  11,  2002
LAS  VEGAS,  NEVADA


LAS VEGAS GAMING, INC. AND SUBSIDIARY
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
================================================================================

              ASSETS                                      2001          2000
                                                      ------------  ------------
Current assets
Cash                                                  $ 3,930,732   $   682,227
Accounts receivable, net of allowance                      50,803        16,250
Due from related parties                                                 10,000
Inventories                                               130,513
Prepaid expenses                                           23,622
Jackpot reserve deposits                                3,602,920     4,000,000
                                                      ------------  ------------
                                                        7,738,590     4,708,477
Equipment and software, net
  of accumulated depreciation                             508,423       206,245

Other assets
Unamortized trademarks, copyrights,
patents and other intangibles                             162,500       265,445
Deposits and other                                         16,754        41,291
                                                      ------------  ------------
                                                      $ 8,426,267   $ 5,221,458
                                                      ============  ============
      LIABILITIES AND STOCKHOLDERS'

Current liabilities
Accounts payable                                      $    53,039   $    96,493
Progressive jackpot liability                             171,619
                                                      ------------  ------------
                                                          224,658        96,493
                                                      ------------  ------------
Stockholders' equity
Convertible preferred stock, $.001 par,
  5,000,000 shares authorized, 552,400 and
  1,017,100 shares issued and outstanding                     552         1,017
Common stock, $.001 par, 25,000,000 shares
  authorized, 5,789,268 and 3,066,823 shares
  issued and outstanding                                    5,789         3,067
Additional paid-in capital                             12,121,104     6,874,112
Due from officers/shareholders                           (420,000)
Deficit                                                (3,505,836)   (1,753,231)
                                                      ------------  ------------
                                                        8,201,609     5,124,965
                                                      ------------  ------------
                                                      $ 8,426,267   $ 5,221,458
                                                      ============  ============

See notes to financial statements.                                           27


LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

                                                          2001         2000
                                                       ------------  -----------
Sales                                                  $   121,602   $  229,263
                                                       ------------  -----------
Operating costs and expenses

Gaming operations                                         581,378
Selling, general, and administrative                    1,255,301       853,074
Research and development                                   64,889
Depreciation and amortization                             278,212       266,263
                                                       ------------  -----------
                                                        2,179,780     1,119,337
                                                       ------------  -----------
Loss from operations                                   (2,058,178)     (890,074)

Other income (expense)
Interest income                                           305,572        78,375
Interest expense                                                         (5,687)
                                                       ------------  -----------
Net loss
                                                       $(1,752,606)  $ (817,386)
                                                       ============  ===========

Net loss per share, basic and diluted                  $     (0.41)  $    (0.29)
                                                       ============  ===========
Weighted average shares
  outstanding, basic and diluted                         4,271,337    2,862,414
                                                       ============  ===========


See notes to financial statements.                                           28


LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000
======================================================================================================




                                    Preferred     Common      Additional   Due from
                                    stock par    stock par     paid-in     officers/
                                      value        value       capital     shareholders      Deficit
                                   ----------   ----------   ------------  ------------   ------------
Balance, January 1, 2001           $   1,017    $   3,067    $ 6,874,112                  $(1,753,231)
Net loss                                                                                   (1,752,605)
Stock-based compensation
 (options and warrants)                                          243,600
Stock options exercised and
 910,000 common shares issued,
 officers/shareholders                                910        609,090   $  (610,000)
Sale of 978,107 convertible
 preferred shares                        978                   4,889,057
Conversion of 1,442,707
 preferred shares to 1,586,978
 common shares                        (1,443)       1,587           (144)
Offering costs, other                                           (314,386)
263,017 common shares
 issued in connection with
 preferred stock offering                             263           (263)
Purchase and cancellation of
 39,560 common shares from a
 former officer/shareholder                           (38)      (179,962)      180,000
Non-cash officer compensation                                                   10,000
                                   ----------   ----------   ------------  ------------   ------------
Balance, December 31, 2001         $     552    $   5,789    $12,121,104   $  (420,000)   $(3,505,836)
                                   ==========   ==========   ============  ============   ============


Net loss                                                                                     (817,386)
Stock-based compensation
 (options and warrants)                                          102,000
Stock options exercised,
 155,913 common shares issued                         156         77,801
Sale of 1,017,100 convertible
 preferred shares                  $   1,017                   5,084,483
Sale of 23,700 common shares                           24         71,076
104,410 common shares issued
 in connection with preferred
 stock offering                                       105           (105)
Offering costs, other                                            (89,493)
50,000 common shares issued in
 satisfaction of obligation,
 officers/shareholders                                 50         99,950
20,000 common shares issued in
 satisfaction of obligations,
 others                                                20         59,980
3,500 common shares issued in
 exchange for services                                  3         10,497
90,000 common shares issued in
 exchange for assets, others                           90        269,910
                                   ----------   ----------   ------------                 ------------

Balance, December 31, 2000         $   1,017    $   3,067    $ 6,874,112                  $(1,753,231)
                                   ==========   ==========   ============                 ============

See notes to financial statements.                                           29


LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

                                                          2001          2000
                                                      ------------  ------------
Operating activities
Net cash used in operating activities                 $(1,256,781)  $  (531,605)
                                                      ------------  ------------
Investing activities
Jackpot reserve (deposits) withdrawals                    397,080    (4,000,000)
Purchase of property and equipment                       (427,444)      (35,729)
Purchase of intangible assets                             (50,000)
Purchase of and investment in other assets                              (15,049)
                                                      ------------  ------------
Net cash used in investing activities                     (80,364)   (4,050,778)
                                                      ------------  ------------
Financing activities
Collection of loans extended, related parties              10,000
Proceeds from borrowings                                                100,000
Sale of convertible preferred stock                     4,890,035     5,085,500
Sale of common stock                                                    149,057
Cash offering costs                                      (314,385)
                                                      ------------  ------------
Net cash provided by financing activities               4,585,650     5,245,064
                                                      ------------  ------------
Net increase in cash                                    3,248,505       662,681
Cash, beginning of year                                   682,227        19,546
                                                      ------------  ------------
Cash, end of year                                     $ 3,930,732   $   682,227
                                                      ============  ============
Reconciliation of net loss to net cash
 used in operating activities
Net loss                                              $(1,752,605)  $  (817,386)
Depreciation and amortization                             278,211       266,263
Stock-based compensation                                  243,600        50,500
Increase in operating (assets) liabilities
    Accounts receivable                                   (23,813)      (16,250)
    Inventories                                          (130,513)
    Other                                                     174       (35,743)
    Accounts payable                                      (43,454)       21,011
    Accrued expenses                                      171,619
                                                      ------------  ------------
Net cash used in operating activities                 $(1,256,781)  $  (531,605)
                                                      ============  ============
Supplemental cash flow information
Cash paid for interest                                              $     5,687

Non-cash investing and financing activities
Equipment and software acquired with
 stock-based compensation                                               132,000
Shareholder debt repaid with common stock                               100,000
Exercise of officer options financed
 by the Company                                       $   610,000
Treasury stock acquired by reducing officer
 obligation                                              (180,000)
Conversion of preferred stock into common stock             1,587


See notes to financial statements.                                           30

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

1.     Nature  of  operations  and  background  information:

Business activities. Las Vegas Gaming, Inc., a Nevada Corporation (the Company), is in the business of developing, marketing, and distributing casino games and related supplies. The Company has received Nevada regulatory approval to participate in the gaming revenues of its customers from its products and to manage and profit from the operation of casino inter-linked systems (wide-area jackpot networks). A brief description of some of the casino games that the Company has rights to and intends to market follows.

Keno. The Company has the rights to a keno-style game known as "Nevada Numbers(TM)" and variations thereof. Nevada Numbers(TM) is a wide-area progressive jackpot game where players select five numbers (four in "4-Play Amore", a variation) instead of 20 as in classic keno. The Company's primary business efforts currently focus on the marketing and operation of this game in Nevada and, a variation ("Nebraska Numbers"), in Nebraska casinos. The Company granted Park Place Entertainment Corporation the first non-exclusive license to operate Nevada Numbers(TM) in its Nevada casinos. As of December 31, 2001, the Company had installed Nevada Numbers in six casinos in Nevada (currently the installed base is 20).

Other games. The Company also has other games including Nevada Bingo, a linked-progressive bingo game cleverly tied into Nevada Numbers; a lottery-style game, "Vegas Numbers(TM)"; and a table game variation of bingo called "Match Pair Bingo" (MPB). The Company intends to market "Vegas Numbers(TM)" (formerly known as "Bonus Keno" or "Quick-Pic Keno") in the Caribbean and third world countries. The Company has organized an 85%-owned Panamanian subsidiary (the Subsidiary) to pursue these activities in that country. The Subsidiary had no operations through December 31, 2001. The Company currently intends to form other foreign subsidiaries to pursue activities in other countries. Match Pair Bingo is a game where two balls are drawn, each with five possible outcomes (BINGO), and the player bets on the various combinations of possibilities. The Company has also developed a variation of MPB, known as Match Pair Poker, with the letters BINGO exchanged for AKQJ10. The final design of the games is intended to qualify them for "Class II" gaming in Native American casinos.

Concentrations. In general, there are a limited number of customers for the Company's products and the consolidation of casino companies within the gaming industry continues to be a trend. In addition, demand for the Company's products by these customers is ultimately dependent upon initial and continued consumer acceptance. While the Company has recently emerged from its development stage and has increased its number of customers, historically, the Company has earned a substantial portion of its revenues from a few customers and has experienced significant nonrecurring revenues in connection with its business activities. In 2001, approximately 80% of its revenues are from one customer in Nevada related to its Nevada Numbers game. In 2000, approximately 60% of its revenues related to an international, nonrecurring sale of another one of its products. This trend is likely to reverse itself if Nevada Numbers is successful, however, if it isn't, the Company could continue to be dependent on very few customers.

Because the Company's current operations are concentrated in the Nevada gaming industry, future operations, unless expanded to other markets, could be affected by adverse changes in economic conditions in Nevada. On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near-and long-term impact on the nation's economy, tourism including the gaming industry, and the Company's business cannot be predicted at this time but may be substantial.

In addition, the Company depends on relatively few suppliers for components and programming for certain of its games. However, management believes that such suppliers are sufficient so that any disruption of service would be brief and not have a material adverse effect on the Company's business, financial condition and results of operations.

2.     Summary  of  significant  accounting  policies:

Principles of consolidation. The consolidated financial statements include the accounts of Las Vegas Gaming, Inc. and its 85%-owned subsidiary, LV Keno, Inc., a Panama corporation.

See notes to financial statements.                                           31

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenue and cost recognition. The operation of casino inter-linked systems varies slightly among jurisdictions as a result of different gaming regulations. However, in all jurisdictions, the linked progressive jackpot increases based on the amount wagered. A percentage of the wagers is recognized as revenue by the Company (and by the participating casinos) and the balance is used to
purchase  insurance  to  fund  the  base  progressive  jackpot.    The  Company
recognizes a liability and a cost for the present value of the increase in the progressive meter for jackpots not yet won and any uninsured base jackpot.

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years or more. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of December 31, 2001), the Company purchases discounted U.S. Treasury securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as "held-to-maturity", stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method. The Company typically places its other types of games subject to royalty agreements that call for a per game, per day fee.

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

Trademarks, copyrights, patents and other intangible assets. These intangibles, including pending patents, are amortized on a straight-line basis over the estimated economic life of the asset, usually less than 10 years. Management expects no material impact on its financial statements resulting from its adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, when effective in the year ending December 31, 2002.

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

Stock compensation. The Company has adopted Financial Accounting Standard Board Statement No. 123, Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards.

Advertising.   Costs  for  advertising  are  expensed  as  incurred  and totaled
$192,111  and  $35,107  for  2001  and  2000,  respectively.

Research and development. The Company engages in no research and development activities directly and, instead, contracts with technical resource companies on a fee basis (Note 7) to develop needed components for its casino games.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

See notes to financial statements.                                           32

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

3.     Jackpot  reserve  deposits:

$3,602,920 of the Company's cash is set aside for funding the Company's various jackpot oriented games. Because these funds are to be used to support operations, they are classified as current assets. For purposes of the statement of cash flows, the funds are omitted from cash.

4.     Equipment  and  software:

As of the balance sheet dates presented, equipment and software consist of the following:

                                       2001        2000
                                    ----------  ----------
Software                            $ 195,887   $ 191,697
Production equipment                  511,977     211,074
Equipment, furniture, and fixtures    133,484      11,132
                                    ----------  ----------
                                      841,348     413,903

Less accumulated depreciation        (352,925)   (207,658)
                                    ----------  ----------
                                    $ 508,423   $ 206,245
                                    ==========  ==========


5.       Stockholders'  equity:

Initial capitalization and assets acquired with common stock. A total of 1,000,177 common shares and options to purchase an additional 1,310,000 common shares were, at various times during 1998, either sold to the Company's officers/directors to initially capitalize Company or issued in exchange for the rights to certain games. The value of the stock and exercise price of the options generally ranged from $.005 to $.50 per share.

In addition, a portion of the cost of acquiring other games was also paid in common stock of the Company including Vegas Numbers (100,000 common shares; $300,000) B2B (75,000 common shares; $37,500) and Match Pair Bingo (10,500 common  shares;  $30,000).

The Company later offered its unregistered common stock to the public to raise a maximum of $1,000,000 annually on a "best efforts" basis; and, it used two of its officers/directors who are licensed security brokers to sell the common stock. The offerings are intended to be exempt from registration with the United States Securities and Exchange Commission under the Securities Act of 1933 pursuant to Rule 504 promulgated there under.

Convertible preferred stock. In June 2000, the Company amended its articles of incorporation to allow for the creation of preferred stock and, pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, offered for sale on a best efforts basis 2,000,000 share of Series A convertible preferred stock at $5 per share. Pursuant to the Preferred Stock Offering, 1,995,107 preferred shares were issued in exchange for $9,975,535. In connection with the offering and in exchange for the consulting and other services, the Company issued 366,737 common shares and warrants to purchase 435,262 additional shares to a company in which an employee of the Company is a principal. Additionally, a finder's fee was paid to an individual. He was paid $48,500 in cash and received 9,976 warrants. Starting in June 2001, the Company made an offer to its preferred shareholders to convert their preferred shares into common shares at a rate of 1.1 shares of common stock for each share of preferred stock. This conversion offering continued until September 30, 2001. Of the 1,995,107 preferred shares issued, 1,442,707 shares were converted into 1,586,978 shares of common stock. See "Common stock issued for services" below for other offering costs paid with common stock and warrants of the Company.

See notes to financial statements.                                           33

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


Debt repaid with common stock and warrants. During 2000, a stockholder/officer/director loaned the Company $100,000 then later converted the debt (plus interest at 8%) into 50,000 shares of common stock and 25,000 warrants to purchase common stock at a price of $2.00 per share for five years.

In addition, others converted $60,000 of debt into 20,000 shares of common stock.

Stock warrants and options. The Company has from time to time granted warrants and/or options to employees and others in exchange for employment incentives, capital-raising, other services, and/or in conjunction with the initial capitalization of the Company and product acquisitions.

The Company established a stock option plan in 1998 (that was replaced in 2000). For all options issued, the exercise price was established at the then prevailing estimated fair value of the stock. All options are fully vested when issued. Under the 2000 plan, options to purchase 50,000 and 42,550 common shares were issued to officers and directors in 2001 and 2000.

Also during 2000, a former officer and director agreed, at no cost to the Company, to forfeit vested options to purchase 294,400 common shares.

Since there has been no public market for the Company's stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and the related compensation. The principal assumptions selected to value the options and warrants, using the Black-Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interest rate of 5%, expected option life of 4 to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to $243,600 and $50,500 in 2001 and 2000.

A  summary  of  option  and  warrant  activity  follows:


                 Shares Reserved for Options and
                  Warrants and Weighted Average
                    Exercise Price Per Share
                 -------------------------------
                      2001         2000
                 ------------  -----------
Beginning
balance           1,653,367     1,613,000
                      $1.33         $0.64
Granted             991,609       490,680
                      $3.51         $2.90
Exercised          (922,250)     (155,913)
                       0.53           .50
Forfeited                 0      (294,400)
                                     0.69
                               -----------
Ending balance    1,722,726     1,653,367
                      $3.01         $1.33
                 ============  ===========



The weighted average exercise prices at December 31, 2001, 2000, 1999, and 1998 were $3.01, $0.95, $0.64, and $0.50 respectively.

See notes to financial statements.                                           34

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


The following table summarizes stock options and warrants outstanding at December 31, 2001:

                                      Average                       Average
                          Number     Remaining        Number       Remaining
Exercise Price         Outstanding  Life in years   Exercisable   Life in years
---------------------  -----------  -------------  -------------  -------------

Non-qualified options
     $0.50                 244,087          7.5         244,087          7.5
  Qualified options
     $3.00                  75,900          9.0          75,900          9.0
  Warrants
     $2.00                  38,000          5.0          38,000          5.0
     $3.00               1,192,752          8.0         370,950          3.0
     $5.00                  11,476          5.0          11,476          5.0
     $6.00                 160,511          5.0          32,102          5.0
                       -----------                 -------------

  Total                  1,722,726                      772,515
                       ===========                 =============



Due from officers/shareholders. The amount due from officers/shareholders, as of the most recent balance sheet date presented, was used by the officers/shareholders during 2001 to exercise all of their non-qualified stock options to purchase 630,000 shares of the Company's common stock. Also, during 2001, a former officer was loaned $180,000 to exercise options to acquire 280,000 common shares. Subsequently, the Company reacquired from the former officer 39,560 shares in satisfaction of the loan.

The  accounts  receivable  are  due  in  2006  and bear interest at 5% annually.

6.     Commitments  and  contingencies:

Agreement. The Company has entered into agreements with a developer of keno systems for the development of keno software and hardware required to play the Company's various keno-based, linked and progressive high jackpot games in exchange for $.04 per ticket issued (within certain limits). At December 31, 2001, the Company was negotiating an arrangement with two bingo suppliers in connection with its proposed game, Nevada Bingo.

Gaming regulations and licensing. On March 22, 2001, the Company's application with the State of Nevada to become an operator of inter-casino-linked systems was approved by the Nevada Gaming Control Commission. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may similarly participate in the gaming revenues produced by its customers from its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and have a material adverse effect on the Company.

See notes to financial statements.                                           35

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


Progressive jackpots. The Company directly and / or indirectly purchases insurance to fund the base progressive jackpots. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company's liability for progressive jackpots and its gross commitment at December 31, 2001 and related assumptions:


                                                    Progressive
                                                      Jackpot           Gross
                                                     Liability        Commitment
                                                   -------------     -----------
Present value of $5,000,000 base progressive
Jackpot, payable in 20 equal annual installments
Using a 5.48% discount rate, the prevailing
30-year Treasury bill rate                         $  3,156,552      $ 3,156,552

Less portion insured through:
     Conventional insurance providers                (2,900,000)
     Other participants                                (128,276)
                                                   -------------

Uninsured portion of base progressive jackpot           128,276

Present value of the $68,656 increase to
the progressive jackpot meter                            43,343           43,343
                                                   -------------     -----------

                                                   $    171,619      $ 3,199,895
                                                   =============     ===========

The effect of changes in the prevailing Treasury bill rate is recognized in the period of the change.

7.  Income  taxes:

Because the Company has not yet received a satisfactory level of operations, no effect has been given in the financial statements to any future income tax benefit of the net operating loss carryovers (approximately $3.5 million expiring through 2021) accumulated to date.


See notes to financial statements.                                           36

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.


/s/ Russell Roth
----------------------------------------
By:  Russell Roth, President, CFO, CEO and Director
Date:     April 9, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Russell Roth

-----------------------------------------
Russell Roth, President, CFO, CEO and Director
Date:     April 9, 2002


/s/ Gary Baldwin
-----------------------------------------
Gary Baldwin, Senior Vice President, and Director
Date:     April 9, 2002


/s/ Rich Irvine
-----------------------------------------
Rich Irvine, Director
Date:     April 9, 2002


/s/ Michael Cane
-----------------------------------------
Michael Cane, Director
Date:     April 9, 2002