Form 10QSB
period 2002-03-31
LAS VEGAS GAMING INC
filed 2002-05-15
CIK 1103993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,833,355 shares of Common Stock as of May 12, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART I.  FINANCIAL INFORMATION

Item  1.          Financial  Statements

GENERAL

The Company's unaudited financial statements included with this Form 10-QSB are as follows:

(a)     Balance  Sheets  as  of  March  31,  2002  and  December  31,  2001;

(b) Statements of Operations three months ended March 31, 2002 and three months ended March 31, 2001;

(c)     Statement  of  Stockholders' Equity - January 1, 2002 to March 31, 2002;

(d)     Statement  of  Cash  Flows - three months ended March 31, 2002 and 2001;

(e)     Notes  to  Unaudited  Financial  Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the results that can be expected for the full year.


LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
BALANCE  SHEETS


                             March  31,   December 31,
                               2002         2001
                            (Unaudited)
                                2002         2001
                             ------------  ----------
ASSETS
Current assets:
Cash                         $ 3,109,779   $ 3,930,732
Accounts receivable,
 net of allowance                 48,040        50,803
Inventories                      189,079       130,513
Prepaid expense                   12,549        23,622
Jackpot reserve deposits       3,701,524     3,602,920
                             ------------   -----------
                               7,060,971     7,738,590

Equipment and software,
 net of accumulated
 depreciation                    605,583       508,423


Other assets:
Unamortized trademarks,
copyrights, patents
and other intangibles            144,500       162,500
Deposits and other                55,281        16,754
                             ------------   -----------
                             $ 7,866,335   $ 8,426,267
                             ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable           $    86,730   $    53,039
Progressive jackpot liability    160,312       171,619
                             ------------  ------------
                                 247,042      224,658
Stockholders' equity:
Preferred stock,
$.001 par, 5,000,000
shares authorized,
552,400 shares
issued and outstanding               552           552
Common stock, $.001 par,
25,000,000 shares authorized,
5,833,355 and 5,789,268
shares issued, issuable
and outstanding                    5,833         5,789
Additional paid-in capital    12,143,104    12,121,104
Notes receivable - officers     (420,000)     (420,000)
Deficit                       (4,110,196)   (3,505,836)
                             ------------  ------------
                               7,619,293     8,201,609
                             ------------  ------------
                             $ 7,866,335   $ 8,426,267
                            ------------  ------------

See  notes  to  financial  statements


LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENTS  OF  OPERATIONS
FOR  THE  THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  2001  (Unaudited)




                                                    Three                   Three
                                                    Months                  Months
                                                     Ended                  Ended
                                                   March  31,              March  31,
                                                     2002                    2001
                                       ---------------------------------  ---------------------
Sales                                  $                        179,224   $                764
                                       ---------------------------------  ---------------------

Costs and expenses
Gaming operations                                               392,532                      0
Selling, general and administrative                             318,954                200,380
Research and development                                         36,640                      0

Depreciation and amortization                                    71,011                 42,006
                                       ---------------------------------  ---------------------
                                                                819,137                242,386
                                       ---------------------------------  ---------------------
Loss before interest and other income                          (639,913)              (241,622)

Interest and other income                                        35,553                 71,819
                                       ---------------------------------  ---------------------

Net loss                               $                       (604,360)  $           (169,803)
                                       =================================  =====================

Basic and diluted net loss per share   $                          (0.10)                (0.05)
                                       =================================  =====================

Weighted average shares outstanding                           5,822,333              3,089,262
                                       =================================  =====================



See  notes  to  financial  statements.


LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENT  OF  STOCKHOLDERS'  EQUITY
FOR  THE  PERIOD  FROM  JANUARY  1,  2002  TO  MARCH  31,  2002  (unaudited)



               Preferred   Common       Additional    Due  From
               Stock       Stock        Paid-In       Officers/
               Par Value   Par Value    Capital                    DEFICIT
               ----------- ----------- ------------- ------------  ------------
Balances,
  December 31,
2001            $      552  $    5,789  $ 12,121,104   $(420,000)   $(3,505,836)
Net loss                 -           -             -           -       (604,360)
Stock options
exercised                -          44        22,000           -
               ----------- ----------- ------------- ------------  ------------
Balances,
 March 31, 2002 $      552 $     5,833  $ 12,143,104    (420,000)  $ (4,110,196)
               ================================================================


See  notes  to  financial  statements.


LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENTS  OF  CASH  FLOWS
FOR  THE  THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  2001  (Unaudited)

                                                     Three               Three
                                                     Months              Months
                                                     Ended               Ended
                                                     March  31,          March  31,
                                                     2002                2001
                                       --------------------------------  -----------
Operating activities:
Net cash used in operating activities  $                      (654,299)  $ (180,834)
                                       --------------------------------  -----------
Investing activities:
Deposits                                                       (38,527)           0
Purchase of equipment                                         (150,171)    (128,022)
                                       --------------------------------  -----------
Cash used in investing activities                             (188,698)    (128,022)
                                       --------------------------------  -----------
Financing activities:
Proceeds from sale of common stock                              22,044        8,165
Proceeds from sale of preferred stock                                0    1,490,298

Cash provided by financing activities                           22,044    1,498,463
                                       --------------------------------  ----------
Increase (decrease) in cash                                   (820,953)   1,189,607
Balance, beginning of period                                 3,930,732      682,227
                                       --------------------------------  -----------
Balance, end of period                 $                     3,109,779   $1,871,834
                                       ================================  ===========

See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.
NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS

1.     Basis  of  Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, previously filed with the Securities & Exchange Commission, from which the information as of December 31, 2001, is derived.

In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.     Nature  of  Business:

The Company is in the business of developing, marketing and distributing casino games and related supplies. Prior to July 1, 2001, the Company was in the development stage.

3.     Stock-Related  Transactions:

Option exercise. On January 18, 2002, a shareholder exercised options to acquire 44,087 shares of common stock at an exercise price of $.50 per share. The Company received $22,043.50 as a result of the transaction.

4.     Contingencies:

Gaming regulations and licensing. The Company is licensed to conduct gaming operations in Nevada, Arizona, Nebraska, Oregon and certain Native American tribes. The Company is attempting to secure licensure in Mississippi and Washington. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Item  2.     Management's  Discussion  and  Analysis  and  Results of Operations

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

Overview

The Company is in the business of marketing and distributing casino games. Operating revenues in the current quarter were $179,224. This was the first quarter that the Company began to earn meaningful revenue from its Nevada
Numbers keno game. The Company entered the quarter with six casinos offering the game and ended the quarter with 17 casinos offering the game. Currently the game is offered in 22 casinos with 4 more under contract. Management expects to be operating in approximately 30 to 35 casinos by the end of the second quarter of 2002. In addition, the Company expects to add two to three new bingo/keno games to its Nevada Numbers network in the current year.

In March of 2002, the Company contracted with GameTech International and Triple Win to develop Nevada Bingo, a linked and progressive bingo game. Management expects to begin the beta test for this game in the third quarter of this year.

Plan  of  Operations  over  the  Next  12  Months

Management currently intends to focus its primary efforts on the installation, marketing and operation of its Nevada Numbers (NN) game and the launch of its Nevada Bingo game. In addition, management intends to apply to Nevada Gaming for approval to install at least two more games on the Nevada Numbers network. Management also expects to initiate linked and/or progressive keno games in Nebraska and Washington and to expand its keno game network in New Mexico and Arizona. Management is also investigating keno-related opportunities in Latin and South America.

The Company, through its alliance with GameTech International, has placed several Match Pair Games on location in gaming venues. Currently the game is on trial in Minnesota and Georgia.

Management expects to consummate its acquisition of Imagineering Systems, Inc. by the end of the current year.

There is currently no public market for the Company's common stock. Management intends to apply to be traded on an exchange as soon as the Company is generating sufficient revenues to support a trading price, or it is otherwise in the best interests of the Company to do so.

RESULTS  OF  OPERATIONS

Net revenue for the three months ended March 31, 2002 increased to $179,224 from $764 for the three months ended March 31, 2001. This increase in revenue was largely due to new casino contracts put into operation during the past year and within the period reported.

The Company's operating expenses increased to $819,137 for the three months ended March 31, 2002 from $242,386 for the three months ended March 31, 2001. This increase in expenses was largely due to the expansion of the Company's gaming operations, and increase in the Company's administrative needs and selling efforts. The Company incurred selling, general and administrative costs in the amount of $318,954 for the three months ended March 31, 2002 compared with $200,380 for the three months ended March 31, 2001. The Company incurred expenses from gaming operations of $392,532 for the three months ended March 31, 2002 compared with $0 for the three months ended March 31, 2001.

The Company had net losses of $604,360 for the three months ended March 31, 2002, up from $169,803 for the same period ended March 31, 2001. Generally, the increase in net losses was the result of the increase in operating expenses incurred by the Company as it expanded its operations and sales efforts. The basic and diluted net loss per share for the three months ended March 31, 2002, was $0.10, up from a loss of $0.05 per share for the same period in 2001.

The Company anticipates that losses will likely continue through the next few quarters, when it is hoped that gaming operations will produce sufficient revenues to cover operating expenditures.

During the last few months the Company increased staffing levels to assist in the management of the business. The Company has added one full-time employee to the ten it previously employed. It is currently seeking a computer software engineer and a salesperson.


Liquidity  and  Capital  Resources

As of March 31, 2002, the Company maintained $3,109,779 in cash and cash equivalents and $3,701,524 in jackpot reserve deposits (collectively, "Liquid Resources"). During the first quarter of 2002, the Company spent approximately $150,000 on capital equipment as it began to supply its customers with equipment for Nevada Numbers. This represents a significant increase from the nominal expenditure levels in the same period in 2001. Management anticipates that the Company will continue to operate at a cash flow deficit over the next several months as it expends cash for, among other things, working capital needs, operating deficits, supporting new ventures, and the purchase of equipment for, and the marketing and promotion of, Nevada Numbers and Nevada Bingo. The capital equipment cost for each casino in which the Nevada Numbers game is placed is approximately $10,000. Management anticipates adding approximately 50 locations during 2002. Management intends to finance these activities with existing cash.

                           PART II - OTHER INFORMATION

Item  1.          Legal  Proceedings

None

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

On January 18, 2002, a shareholder exercised options to acquire 44,087 shares of common stock at an exercise price of $.50 per share. The Company received $22,043.50 as a result of the transaction.

Item  3.          Defaults  Upon  Senior  Securities

None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.          Other  Information

None

Item  6.          Exhibits  and  Reports  on  Form  8-K.


None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LAS  VEGAS  GAMING,  INC.
                                       (Registrant)


                                       /s/ Russell R. Roth
Date:     May  14,  2002               --------------------------------
                                       Russell R. Roth
                                       Chairman of the Board and Chief
                                       Executive and
                                       Chief Financial Officer