Form 10QSB
period 2002-06-30
LAS VEGAS GAMING INC
filed 2002-08-15
CIK 1103993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  June  30,  2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-30375

                             LAS VEGAS GAMING, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              88-0392994
--------------------------------                    ----------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,833,355 shares of Common Stock as of August 7, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART I.  FINANCIAL INFORMATION

Item  1.          Financial  Statements

GENERAL

The Company's unaudited financial statements included with this Form 10-QSB are as follows:

(a)  Balance  Sheets  as  of  June  30,  2002,  and  December  31,  2001;

(b) Statements of Operations - three months and six months ended June 30, 2002, and three months and six months ended June 30, 2001;

(c)  Statement  of  Stockholders'  Equity  -  January 1, 2002, to June 30, 2002;

(d)  Statement  of  Cash  Flows  -  six  months  ended  June 30, 2002, and 2001;

(e)  Notes  to  Financial  Statements.


LAS VEGAS GAMING, INC. AND SUBSIDIARY
BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                      (Unaudited)

ASSETS
Current assets:
Cash                                                  $ 2,402,853   $ 3,930,732
Accounts receivable, net of allowance                      70,929        50,803
Inventories                                                56,917       130,513
Prepaid expense                                            17,762        23,622
Jackpot reserve deposits                                3,800,994     3,602,920
                                                      ------------  ------------

                                                        6,349,455     7,738,590

Equipment and software, net of accumulated
 depreciation                                             773,930       508,423

Other assets:
Unamortized trademarks, copyrights, patents
 and other intangibles                                    126,500       162,500
Deposits and other                                        104,447        16,754
                                                      ------------  ------------

                                                      $ 7,354,332   $ 8,426,267
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                      $   161,120   $    53,039
Progressive jackpot liability                             290,461       171,619
                                                      ------------  ------------
                                                          451,581       224,658
                                                      ------------  ------------

Stockholders' equity:
Preferred stock, $.001 par, 5,000,000 shares
 authorized, 552,400 shares issued and outstanding            552           552
Common stock, $.001 par, 25,000,000 shares
 authorized, 5,833,355 and 5,789,268 shares issued,
 issuable and outstanding                                   5,833         5,789
Additional paid-in capital                             12,143,104    12,121,104
Notes receivable - officers                              (420,000)     (420,000)
Deficit                                                (4,826,738)   (3,505,836)
                                                      ------------  ------------

                                                        6,902,751     8,201,609
                                                      ------------  ------------

                                                      $ 7,354,332   $ 8,426,267
                                                      ============  ============


See  notes  to  financial  statements


LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


                                         Three        Three
                                         Months       Months
                                         Ended        Ended
                                         June 30,     June 30,
                                           2002         2001
                                       -----------  -----------

Sales                                  $  293,254   $        0
                                       -----------  -----------

Costs and expenses
Gaming operations                         566,585            0
Selling, general and administrative       356,040      391,683
Research and development                   45,278            0

Depreciation and amortization              71,011       46,494
                                       -----------  -----------
                                        1,038,914      438,177
                                       -----------  -----------

Loss before interest and other income    (745,660)    (438,177)

Interest and other income                  29,118       89,464
                                       -----------  -----------

Net loss                               $ (716,542)  $ (348,713)
                                       ===========  ===========

Basic and diluted net loss per share   $    (0.12)  $     (.10)
                                       ===========  ===========

Weighted average shares outstanding     5,833,355    3,491,743
                                       ===========  ===========




See  notes  to  financial  statements.


LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


                                           Six           Six
                                          Months        Months
                                          Ended         Ended
                                         June 30,      June 30,
                                           2002         2001
                                       ------------  -----------

Sales                                  $   472,478   $      764
                                       ------------  -----------

Costs and expenses
Gaming operations                          872,417            0
Selling, general and administrative        762,192      541,222
Research and development                    81,918            0

Depreciation and amortization              142,022      122,090
                                       ------------  -----------
                                         1,858,549      663,312
                                       ------------  -----------

Loss before interest and other income   (1,386,071)    (662,548)

Interest and other income                   65,169      161,283
                                       ------------  -----------

Net loss                               $(1,320,902)  $ (501,265)
                                       ============  ===========

Basic and diluted net loss per share   $     (0.23)  $    (0.15)
                                       ============  ===========

Weighted average shares outstanding      5,827,057    3,309,635
                                       ============  ===========





See  notes  to  financial  statements.


LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2002 TO JUNE 30, 2002 (Unaudited)


                                  Preferred     Common     Additional     Due From
                                    Stock        Stock       Paid-In      Officers/
                                  Par Value    Par Value     Capital     Shareholders     Deficit
                                 ------------  ----------  -----------  --------------  ------------

Balances,
  December 31, 2001              $       552   $    5,789  $12,121,104  $    (420,000)  $(3,505,836)


Net loss                                                                                 (1,320,902)


Stock options
exercised                                              44       22,000
                                 ------------  ----------  -----------  --------------  ------------
Balances,
  June 30, 2002                  $       552   $    5,833  $12,143,104  $    (420,000)  $(4,826,738)
                                 ============  ==========  ===========  ==============  ============





See  notes  to  financial  statements.


LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


                                            Six           Six
                                           Months        Months
                                           Ended         Ended
                                          June 30,      June 30,
                                           2002          2001
                                       ------------  ------------

Operating activities:
Net cash used in operating activities  $  (892,627)  $  (494,427)
                                       ------------  ------------


Investing activities:
Deposits                                   (87,693)            0
Jackpot reserves                          (198,074)   (3,980,828)
Purchase of equipment                     (371,529)     (281,687)
                                       ------------  ------------
Cash used in investing activities         (657,296)   (4,262,515)
                                       ------------  ------------

Financing activities:
Proceeds from sale of common stock          22,044             0
Proceeds from sale of preferred stock            0     4,890,535
Cash offering costs                              0       (14,399)
                                       ------------  ------------
Cash provided by financing activities       22,044     4,876,136
                                       ------------  ------------

Increase (decrease) in cash             (1,527,879)      119,194

Balance, beginning of period             3,930,732       682,227
                                       ------------  ------------


Balance, end of period                 $ 2,402,853   $   801,421
                                       ============  ============




See  notes  to  financial  statements.

LAS VEGAS GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

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

3.     Commitments  and  contingencies:

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

Progressive jackpots. The Company provides cash reserve deposits and may directly or indirectly purchase insurance to fund the progressive jackpot liability. The Company's progressive jackpot commitment at June 30, 2002, was $3,308,345. The Company's insurance and cash reserves exceed its total commitment by approximately $3,510,000.

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

Overview

The Company is in the business of marketing and distributing casino games. Operating revenues in the current quarter were $293,254. This was the second quarter since the Company began to earn meaningful revenue from its Nevada Numbers keno game. The Company entered the quarter with 17 casinos offering the game and ended the quarter with 25 casinos offering the game. Currently the game is offered in 25 casinos with seven more under contract. Management expects to be operating in approximately 40 to 50 casinos by the end of the year.

In March of 2002, the Company contracted with GameTech International and Triple Win to develop Nevada Bingo, a linked and progressive bingo game. Management expects to begin the beta test for this game in the fourth quarter of this year, subject to Nevada gaming approval and market conditions.

Management currently intends to focus its primary efforts on the installation, marketing and operation of its Nevada Numbers (NN) game and the launch of both its Nevada Bingo game and its new linked, progressive, keno game, "The Million Dollar Ticket".

Management expects to consummate its acquisition of Imagineering Systems, Inc. by the end of the current year.

Management has engaged an investment-banking firm to raise equity capital for the Company via a private offering. The funds from the offering, if consummated, will be used to provide jackpot security for new games, working capital, and funds for equipment purchases, among other potential business uses.

There is currently no public market for the Company's common stock. Management intends to apply to be traded on an exchange as soon as the Company is generating sufficient revenues to support a trading price, or it is otherwise in the best interests of the Company to do so.

RESULTS  OF  OPERATIONS

Net revenue for the six months ended June 30, 2002, increased to $472,478 from $764 for the six months ended June 30, 2001. The Company was still in the development stage during the earlier period. This increase in revenue was primarily attributable to the licensing and placement of Nevada Numbers in casinos during the past year and within the period reported. Interest and other income for the six month ended June 30, 2002, was $65,169 versus $161,283 for the six-months period ended June 30, 2001.

The Company's operating expenses increased to $1,858,549 for the six months ended June 30, 2002, from $663,312 for the six months ended June 30, 2001. This increase in expenses was largely due to the expansion of the Company's gaming operations, and increase in the Company's administrative requirements and selling efforts including the hiring of a computer software engineer and a salesperson. The Company incurred selling, general and administrative costs in the amount of $762,192 for the six months ended June 30, 2002, compared with $541,222 for the six months ended June 30, 2001. The Company incurred expenses from gaming operations of $872,417 for the six months ended June 30, 2002, compared with $0 for the six months ended June 30, 2001.

The Company had net losses of $1,320,902 for the six months ended June 30, 2002, up from its development stage net loss of $501,265 for the same period ended June 30, 2001. Generally, the increase in net losses was the result of the increase in expenses attributable to its gaming operations, in excess of its increased revenues, as it marketed and continued to expand its Nevada Numbers network. The basic and diluted net loss per share for the six months ended June 30, 2002, was $0.23, up from a loss of $0.15 per share for the same period in 2001.

The Company anticipates that losses will likely continue through the end of the year, after which gaming operations should produce sufficient revenues to cover operating expenditures.


Liquidity  and  Capital  Resources

As of June 30, 2002, the Company maintained $2,402,853 in cash and cash equivalents and $3,800,994 in jackpot reserve deposits (collectively, "Liquid Resources"). During the first half of 2002, the Company spent approximately
$370,000 on capital equipment as it continued to supply its customers with equipment for Nevada Numbers. This represents a significant increase from the nominal expenditure levels in the same period in 2001. Management anticipates that the Company will continue to operate at a cash flow deficit over the next several months as it expends cash for, among other things, working capital needs, supporting new ventures including the proposed acquisition of Imagineering Systems, Inc. and the purchase of equipment for, and the marketing and promotion of, Nevada Numbers, Nevada Bingo, and The Million Dollar Ticket. Management intends to fund the jackpot security requirements for The Million Dollar Ticket from the proceeds of an equity offering. Other operating requirements are expected to be funded from existing cash reserves and, if necessary, proceeds from a future equity offering.

                           PART II - OTHER INFORMATION

Item 1.     Legal  Proceedings

None

Item 2.     Changes  in  Securities  and  Use  of  Proceeds

None

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

                                       LAS  VEGAS  GAMING,  INC.
                                       (Registrant)


Date:  August 14, 2002                 /s/ Russell R. Roth
                                      ------------------------------------
                                      Russell R. Roth
                                      Chairman of the Board and
                                      Chief Executive and
                                      Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Las Vegas Gaming, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Russell
R. Roth, Chairman of the Board and Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                         /s/ Russell R. Roth
Date:  August 14, 2002                   -----------------------------
                                         Russell R. Roth
                                         Chairman of the Board,
                                         Chief Executive and
                                         Chief Financial Officer