Form 10QSB
period 2002-09-30
LAS VEGAS GAMING INC
filed 2002-11-15
CIK 1103993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-30375

                             LAS VEGAS GAMING, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              88-0392994
-------------------------------                     ----------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,833,355 shares of Common Stock as of November 7, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

GENERAL

The Company's financial statements included with this Form 10-QSB are as follows:

(a)  Balance  Sheets as of September 30, 2002 (unaudited) and December 31, 2001;

(b) Statements of Operations - three months ended September 30, 2002, and 2001 (unaudited);

(c) Statements of Operations - nine months ended September 30, 2002 and 2001 (unaudited);

(d) Statement of Stockholders' Equity - nine months ended September 30, 2002 (unaudited);

(e) Statement of Cash Flows - nine months ended September 30, 2002 and 2001 (unaudited);

(f)  Notes  to  Financial  Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
BALANCE SHEETS__________________________________________________________________


                                                      September 30, December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                       (Unaudited)

ASSETS
Current assets
Cash                                                  $ 1,730,625   $ 3,930,732
Accounts receivable, net of allowance                      53,564        50,803
Inventories                                               102,063       130,513
Prepaid expense                                             6,118        23,622
Jackpot reserve deposits                                3,949,671     3,602,920
                                                      ------------  ------------

                                                        5,842,041     7,738,590

Equipment and software, net of accumulated
 depreciation                                             721,738       508,423

Other assets
Unamortized trademarks, copyrights, patents
 and other intangibles                                    108,500       162,500
Due from officers                                          53,532
Deposits and other                                         68,803        16,754
                                                      ------------  ------------

                                                      $ 6,794,614   $ 8,426,267
                                                      ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                      $    65,721   $    53,039
Progressive jackpot liability                             477,250       171,619
                                                      ------------  ------------
                                                          542,971       224,658
                                                      ------------  ------------

Stockholders' equity
Preferred stock, $.001 par, 5,000,000 shares
 authorized, 552,400 shares issued and outstanding            552           552
Common stock, $.001 par, 25,000,000 shares
 authorized, 5,833,355 and 5,789,268 shares issued,
 issuable and outstanding                                   5,833         5,789
Additional paid-in capital                             12,165,604    12,121,104
Due from officers/shareholders                           (420,000)     (420,000)
Deficit                                                (5,500,346)   (3,505,836)
                                                      ------------  ------------

                                                        6,251,643     8,201,609
                                                      ------------  ------------

                                                      $ 6,794,614   $ 8,426,267
                                                      ============  ============



See  notes  to  financial  statements

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)______________




                                          2002         2001
                                       -----------  -----------

Sales                                  $  270,733   $   78,051
                                       -----------  -----------

Costs and expenses
Gaming operations                         462,221      160,095
Selling, general and administrative       372,641      563,376
Research and development                   62,952        6,000
Depreciation and amortization              73,662       86,659
                                       -----------  -----------
                                          971,476      816,850
                                       -----------  -----------

Loss before interest and other income    (700,743)    (738,799)

Interest and other income                  27,135       87,788
                                       -----------  -----------

Net loss                               $ (673,608)  $ (651,011)
                                       ===========  ===========

Basic and diluted net loss per share   $    (0.12)  $     (.14)
                                       ===========  ===========

Weighted average shares outstanding     5,833,355    4,812,467
                                       ===========  ===========




See  notes  to  financial  statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)____________________________________________________________________





                                           2002          2001
                                       ------------  ------------

Sales                                  $   743,211   $    78,816
                                       ------------  ------------

Costs and expenses
Gaming operations                        1,334,638       160,905
Selling, general and administrative      1,134,833     1,104,599
Research and development                   144,870         6,000
Depreciation and amortization              215,684       208,659
                                       ------------  ------------
                                         2,830,025     1,480,163
                                       ------------  ------------

Loss before interest and other income   (2,086,814)   (1,401,347)

Interest and other income                   92,304       249,071
                                       ------------  ------------

Net loss                               $(1,994,510)  $(1,152,276)
                                       ============  ============

Basic and diluted net loss per share   $     (0.34)  $     (0.30)
                                       ============  ============

Weighted average shares outstanding      5,828,946     3,819,220
                                       ============  ============




See  notes  to  financial  statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (Unaudited)________________________


                                Preferred     Common    Additional    Due From
                                  Stock        Stock      Paid-In     Officers/
                                Par Value    Par Value    Capital     Shareholders     Deficit
                              ------------  ----------  -----------  --------------  ------------

Balances,
  December 31, 2001           $       552   $    5,789  $12,121,104  $    (420,000)  $(3,505,836)


Net loss                                                                              (1,994,510)

Issuance of common
stock purchase options
for consulting services                                      22,500

Stock options
exercised                                           44       22,000
                              ------------  ----------  -----------  --------------  ------------

Balances,
  September 30, 2002          $       552   $    5,833  $12,165,604  $    (420,000)  $(5,500,346)
                              ============  ==========  ===========  ==============  ============





See  notes  to  financial  statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)




                                                     2002         2001
                                                 ------------  -----------

Operating activities
Net cash used in operating activities            $(1,394,819)  $ (751,693)
                                                 ------------  -----------


Investing activities
Deposits and other                                  (105,582)     (51,596)
Jackpot reserves                                    (346,751)     500,000
Purchase of equipment                               (374,999)    (296,048)
                                                 ------------  -----------
Cash provided by investing activities               (827,332)     152,356
                                                 ------------  -----------

Financing activities
Proceeds from exercise of stock options               22,044
Proceeds from sale of preferred stock                           4,890,535
Cash offering costs and conversion fees                          (168,999)
                                                 ------------  -----------
Cash provided by (used in) financing activities       22,044    4,721,536
                                                 ------------  -----------

Increase (decrease) in cash                       (2,200,107)   4,122,199

Balance, beginning of period                       3,930,732      682,227
                                                 ------------  -----------


Balance, end of period                           $ 1,730,625   $4,804,426
                                                 ============  ===========




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

3.     Commitments  and  contingencies:

Gaming regulations and licensing. The Company is licensed to conduct gaming operations in Nevada, Arizona, Nebraska, Oregon, Mississippi and certain Native American tribes. The Company is attempting to secure licensure in Washington. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Progressive jackpots. The Company provides cash reserve deposits and may directly or indirectly purchase insurance to fund the progressive jackpot liability. The Company's progressive jackpot commitment at September 30, 2002, was $3,589,105. The Company's insurance and cash reserves exceed its total commitment by approximately $3,260,000.

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

Overview

The Company is in the business of marketing and distributing casino games. Operating revenues in the current quarter were $270,733. This was the third quarter since the Company began to earn meaningful revenue from its Nevada Numbers keno game. The Company entered the quarter with 25 casinos offering the game and ended the quarter with 30 casinos offering the game. Currently the game is offered in 31 casinos with six more under contract. Management expects to be operating in approximately 40 casinos by the end of the year.

In March 2002, the Company contracted with GameTech International and Triple Win to develop Nevada Bingo, a linked and progressive bingo game. Management expects to begin the beta test for this game early next year, subject to Nevada gaming approval, financing and market conditions.

Management currently intends to focus its primary efforts on the installation, marketing and operation of its Nevada Numbers game and the launch of both its Nevada Bingo game and its new linked, progressive, keno game, "The Million Dollar Ticket".

Management expects to consummate its acquisition of Imagineering Systems, Inc. during the first half of 2003, following the approval of the Nevada Gaming Commission.

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

RESULTS  OF  OPERATIONS

Net revenue for the nine months ended September 30, 2002, increased to $743,211 from $78,816 for the nine months ended September 30, 2001. The Company was still in the development stage during the earlier period. This increase in revenue was primarily attributable to the licensing and placement of Nevada Numbers in casinos during the past year and within the period reported. Interest and other income for the nine months ended September 30, 2002, totaled $92,304 versus $249,071 for the nine months ended September 30, 2001.

The Company's operating expenses increased to $2,830,025 for the nine months ended September 30, 2002, from $1,480,163 for the nine months ended September 30, 2001. This increase in expenses was largely due to the expansion of the Company's gaming operations, and increase in the Company's administrative requirements and selling efforts including the hiring of a computer software engineer and a salesperson. The Company incurred selling, general and administrative costs in the amount of $1,134,833 for the nine months ended September 30, 2002, compared with $1,104,599 for the nine months ended September 30, 2001. The Company incurred expenses from gaming operations of $1,334,638 for the nine months ended September 30, 2002, compared with $160,905 for the nine months ended September 30, 2001. This increase in expenses was primarily attributable to the licensing and placement of Nevada Numbers in casinos during the past year and within the period reported.

The Company had net losses of $1,994,510 for the nine months ended September 30, 2002, up from its development stage net loss of $1,152,276 for the same period ended September 30, 2001. Generally, the increase in net losses was the result of the increase in expenses attributable to its gaming operations, in excess of its increased revenues, as it marketed and continued to expand its Nevada Numbers network. The basic and diluted net loss per share for the nine months ended September 30, 2002, was $0.34, up from a loss of $0.30 per share for the same period in 2001.

The Company anticipates that losses will likely continue through the first quarter of next year, after which the introduction of two new games and the growth of Nevada Numbers are expected to produce sufficient revenues to cover operating expenditures.

Liquidity  and  Capital  Resources

As of September 30, 2002, the Company maintained $1,730,625 in cash and cash equivalents and $3,949,671 in jackpot reserve deposits (collectively, "Liquid Resources"). During the first nine months of 2002 the Company spent approximately $375,000 on capital equipment as it continued to supply its customers with equipment for Nevada Numbers. This represents a significant increase from the nominal expenditure levels in the same period in 2001. Management anticipates that the Company will continue to operate at a cash flow deficit over the next several months as it expends cash for, among other things, working capital needs, supporting new ventures including the proposed acquisition of Imagineering Systems, Inc. and the purchase of equipment for, and the marketing and promotion of Nevada Numbers, Nevada Bingo, and The Million Dollar Ticket. Management intends to fund the jackpot security requirements for The Million Dollar Ticket from the proceeds of an equity offering. Management expects to fund other operating requirements from existing cash reserves and the proceeds from a future equity offering, if available.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Russell Roth. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1.     Legal  Proceedings

None

Item 2.     Changes  in  Securities  and  Use  of  Proceeds

None

Item 3.     Defaults  Upon  Senior  Securities

None

Item 4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item 5.     Other  Information

None

Item 6.     Exhibits  and  Reports  on  Form  8-K.

EXHIBITS


Exhibit Number                   Description of Exhibit
--------------    --------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAS VEGAS GAMING, INC.
                                   (Registrant)


                                   /s/ Russell R. Roth
Date:  November 14, 2002           -----------------------------------------
                                   Russell R. Roth
                                   Chairman of the Board and Chief Executive and
                                   Chief Financial Officer

                                 CERTIFICATIONS

I, RUSSEL R. ROTH, Chief Executive Officer and Chief Financial Officer of Las Vegas Gaming, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Las Vegas Gaming, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ Russell R. Roth
Date:  November 14, 2002           ___________________________________
                                   (Signature)
                                   President, Secretary and Treasurer
                                   Chief Executive Officer and
                                   Chief Financial Officer