Form 10KSB
period 2002-12-31
LAS VEGAS GAMING INC
filed 2003-04-01
CIK 1103993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2002
                                    -------------------

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

Revenues  for  2002  were  $1,003,534

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2002 is: $20,797,344

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is 5,845,455.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]   No [X ]

                                     PART I
                                     ------

ITEM  1.     DESCRIPTION  OF  BUSINESS

Las Vegas Gaming, Inc. and subsidiaries (the "Company" or "LVGI") is in the business of developing, marketing and distributing casino games and related supplies. Currently, LVGI owns the rights to a number of games, including, among others, "Nevada Numbers", "Vegas Numbers(TM)", "Nevada Bingo", "Nevada Combo", "Nevada Bonanza" and "4-Play Amore". In addition, LVGI has purchased the assets of Back to Back Gaming, Inc. ("B2B"), which included the rights to "B2B Roulette".

LVGI currently intends to focus its efforts on the development and operation of its keno (Nevada Numbers and a linked, progressive 10-spot game known as The Million Dollar Ticket(TM)) and bingo (Nevada Bingoand Nevada Bonanza) games in Nevada and Native American Casinos (American Numbers and American Bingo). Less attention will be focused on the LVGI table games, Match Pair Bingo and Poker as the marketing and placement of these games have been outsourced.

In order to be able to share in any revenues generated in Nevada-based casinos, a person or entity must be licensed by the state of Nevada. Such a license was awarded to LVGI on March 22, 2001. Additional licenses have been received from Oregon, Nebraska, Mississippi, New Mexico and Arizona.

Corporate  Organization  and  History

LVGI was incorporated pursuant to the laws of the State of Nevada on April 28, 1998, and has two inactive subsidiaries, 100% owned Imagineering Gaming, Inc. and 85% owned Las Vegas Keno, Inc.

Principal  Services  and  Products

1.  Nevada  Numbers(TM)

Nevada Numbers(TM) is a variation of keno. Classic Keno is a game in which bets are made and recorded on a keno ticket. This ticket contains 80 numbered squares that correspond exactly to the 80 numbered balls in a selection hopper. A player marks a ticket to play between three and ten different numbers. The keno operator then draws 20 out of the 80 numbers, and displays the results throughout the casino. The more numbers that match, the more money the player wins. Payout awards vary from casino to casino and are affected by the amount wagered.

Nevada Numbers(TM) differs from the classic form of keno in that fewer numbers (5 rather than 20) are drawn. In addition, as LVGI plays the game, it is "linked" and "progressive". Linking is the process of tying together otherwise separate games held at different unassociated casinos (locations not under common ownership) into one. In other words, players at several different locations all choose numbers that are matched to the same five-number draw. A game is "progressive" when the jackpot grows each time a ticket is purchased. After a progressive jackpot is won, the winning player may be paid the jackpot in the form of an annuity for twenty years or more, or a present-value lump sum amount. The jackpot resets to a base amount from which it will increase until it is won again. The process of linking games and creating a progressive jackpot provides an enticement to players because of the potential for a life changing event.

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

LVGI is focusing on foreign countries in marketing this game. The game is currently not being played anywhere. Efforts are being made to start the game in Australia.

3.  Match  Pair  Bingo  and  Poker

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

LVGI has entered into an agreement with GameTech International to market and place the game for 50% of the royalties, typically $20 - $30 per table per day. The game is currently on trial at one U.S. military post. To date, little revenue has been earned in this joint venture.

Software  Development

The software for the keno games described herein has been, or is being, developed for the Company by Imagineering Systems, Inc. (ISI). ISI's remuneration is on a case-by-case basis. For example, LVGI agreed to pay ISI a fixed amount of $.04 (within certain limits) per game ticket sold in exchange for developing Nevada Numbers(TM) software. LVGI owns the proprietary rights to the software developed by ISI and ISI is precluded from developing, or participating in the development of, any similar game that would be offered to the public. ISI's role is essentially a work-for-hire arrangement to write the software and upgrade the games as desired by LVGI. At the request of the Company, ISI's engineers are currently working on a feature rich, much improved, Windows version of its classic keno game. The Company is reimbursing ISI for the expenses incurred in developing the new system.

Manufacture,  Installation,  Training  and  Maintenance  of  Games

All  games  owned  by  LVGI  are  manufactured  by  outside  companies.

The responsibility for installing and maintaining games depends on the type of game and the individual arrangement reached with the participating casino. LVGI arranges, through ISI, for the initial training of casino personnel on the various games.

Casinos can have Nevada Numbers(TM) installed on their existing keno equipment if they are currently operating an ISI Image Plus Keno System. ImagePlus users currently account for roughly 65% of the keno installations in Nevada.

Government  Regulation

1. Potential Legal, Regulatory and/or Compliance Risk. LVGI is required to obtain (and maintain) licenses and product approvals in all jurisdictions in which it distributes its gaming products. The licensing and approval process will generally involve extensive investigations into: (i) the gaming products produced, (ii) LVGI itself, and (iii) LVGI's officers, directors, and principal shareholders, and can require significant expenditures of time and resources. In addition, gaming regulatory authorities have broad discretionary powers and may deny applications or revoke approvals on any basis they deem reasonable. There is no guarantee that LVGI, its products or its personnel will receive or be able to maintain all required approvals.


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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporation that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring of the Registered Corporation.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability.

Marketing

LVGI licenses its games directly to casinos. Initial contact is made either from mailing of marketing materials, referrals or direct solicitation by Company employees and marketing agents. The Company has marketed, and from time to time intends to continue to market, its games via various types of media including billboards, newspapers, magazines, radio and television. Advertising within a casino property may include plasma screens, table tents, flyers, slot toppers and show cards to stimulate curiosity and game play.


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

Competition

Competition among gaming equipment suppliers and among individual games is strong and presents a significant barrier to entry as well as growth. LVGI faces competition from several progressive slot and table games, including MegaBucks, Quarter Mania, Nevada Nickels, and Caribbean Stud, all of which provide the growing jackpot excitement targeted by LVGI's progressive keno games.

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

Any one or a combination of events could cause LVGI to fail and an investor to lose his or her entire investment. There can be no assurance that LVGI will be a successful competitor in the gaming industry.

Employees

As of December 31, 2002, LVGI had nine employees (compared to 10 at December 31,
2001), one of whom is an officer of the company. LVGI plans to hire additional financial and compliance employees in the near future including a Chief
Financial Officer and a Compliance Officer. Engineers will also be hired as required. However, new employees will be hired subject to LVGI's ability to pay them out of operating cash flow.

LVGI's only officer is Mr. Russell R. Roth, President, CEO, CFO, Chairman, Secretary and Treasurer.

Gary  Baldwin  resigned  as  a  Director January 27, 2003 (see Item 12 - Certain
Relationships  and  Related  Transactions).

Intellectual  Property  and  Other  Proprietary  Rights

Mr. Mark Valenti, former director and officer of LVGI, as inventor/applicant, made a patent application for LVGI's progressive keno games. Mr. Valenti assigned his rights in this application to LVGI. This application seeks to obtain exclusive rights to conduct the keno style games described hereinabove. Currently, this patent application has the status of "Patent Pending" with the U.S. Patent and Trademark Office. No assurance can be given that any such patent will ever be issued or, if issued, will withstand a challenge as to its validity. LVGI has also applied for, and received, certain trademarks and copyrights associated with these games.

LVGI owns a patent for a roulette game and is taking the necessary steps to secure intellectual property rights Nevada Bingo and Nevada Bonanza. LVGI also owns several other trademarks filed with the State of Nevada and the U.S. Patent and Trademark Office and other intellectual property that is protected by federal copyright and trade secret laws.

LVGI intends to protect any future products it develops through a combination of patents, trademarks, copyrights and trade secrets.

Research  and  Development  Expenditures

LVGI has engaged in minimal research and development activity directly. New games are purchased from persons or entities that have developed them in exchange for stock, cash or a combination of both. In the case of LVGI's Nevada Numbers(TM) game, LVGI has agreed to pay ISI (within certain limits) $0.04 per ticket sold for the development and maintenance of the software and hardware to be used in playing the game.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

LVGI held its annual meeting of shareholders on May 14, 2002. Business conducted at the meeting included the following proposals:

     (1) To elect four directors to serve until the next annual meeting or until their successors are elected and qualified;

     (2) To confirm the appointment of Piercy, Bowler, Taylor and Kern as auditors for the Company;

     (3) To transact any other business that may properly come before the meeting or any adjournment of the meeting.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on April 18, 2002, were entitled to vote. The number of outstanding shares at that time was 5,789,268 held by approximately 340 shareholders. The required quorum of shareholders was present at this meeting.

With respect to the first matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to elect Messrs. Roth, Baldwin, Cane and Irvine to the Board of Directors.

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

As of December 31, 2002, there were 339 shareholders of record of LVGI's Common Stock.

LVGI has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Securities


The following is a list of equity securities sold by LVGI during the period covered by this report that were not registered under the Securities Act.

During 2002, we converted 2,200 shares of our preferred stock into 2,420 shares of common stock under an agreement with certain of our preferred shareholders. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

During 2002, we also issued warrants to purchase 40,000 shares of our common stock at an exercise price of $4.55 per share in exchange for certain game rights. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

During 2002, we also issued 44,087 shares of our common stock upon the exercise of stock options.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

Overview

LVGI currently intends to focus its efforts on the development and operation of its keno and bingo games in Nevada and within Native American casinos. LVGI will focus, to a somewhat lesser degree, its efforts on the development and operation of its Vegas Numbers(TM) game in Central and South America and Australia.

In addition to the states where LVGI has a gaming license (Nevada, Nebraska, Mississippi, New Mexico, Arizona and Oregon), it is pursuing licensing in Washington and New Jersey. The Company will also be pursuing various licenses with individual Native American casinos.

Business  Development  Strategy  and  Plan  of  Operations

The primary objective for LVGI in 2003 will be to bring its operating cash flow to a positive position. In order to achieve this, the Company has reduced operating expenses dramatically. Its negative monthly cash flow has dropped from approximately $200,000 to roughly $60,000.

The Company also intends to continue its attempt to increase revenues from sales related to its Nevada Numbers(TM) game (NN). Over the past two years, the Company has been successful in launching NN by placing the game into approximately 40 casinos. Management believes it is on track to have NN placed in 80 casinos by the end of 2003. In order for NN to be more successful, ticket sales need to increase significantly. Mass advertising has had a measurable impact on ticket sales; however, the costs have out-weighted the benefits. In 2003, the Company will target the on-site customers of its host casinos. In the short-term, revenues from NN, by itself, will not support the Company's overhead.

In addition, the Company plans to increase revenues by rolling out several new games, including the Million Dollar Ticket(TM) (TMDT(TM)), Nevada Bingo and Nevada Bonanza. LVGI plans to launch TMDT(TM) in the spring of 2003 and Nevada Bingo and Nevada Bonanza in the summer of 2003. These games will be launched over the same communications network as NN and will also target Native American casinos. The Company expects the new games to add to its revenues, as well as to enhance the play of NN toward the end of 2003 and into 2004. An additional game that is expected to launch in the summer of 2003 is Nevada Bingo (NB), is expected to be ready for launch this summer.

An additional goal for 2003 will be to expand the NN family of games to Native American casinos. While it is doubtful that meaningful revenue will be generated from these sources in 2003, the Company expects to enter 2004 generating revenues from these non-Nevada sources.

Another area of focus will be income opportunities outside the United States. Internet keno and Internet bingo clubs are the most likely opportunities LVGI will be looking at during the coming year, along with possible markets in Australia, Central and South America. In each case, however, local partners will need to be found and deals negotiated. Management thus believes that meaningful revenue is unlikely from these opportunities during 2003, but will attempt to set a foundation for 2004.

LVGI intends, during the first half of 2003, to acquire Imagineering Systems, Inc., a manufacturer of Keno equipment. Details of the acquisition and approvals from various gaming jurisdictions are still being worked out. There can be no guarantee that the acquisition will take place, or if it does under what terms and conditions. If the acquisition is consummated, then LVGI will be in the additional business of manufacturing and distributing keno equipment. LVGI's strategic plans include identifying a similar acquisition candidate in the bingo industry.

Distinctive Characteristics of the Business That May Have a Material Impact on Future Financial Performance

A number of factors distinctive to LVGI's business may have a material impact on future financial performance, including:

1. Competition. As noted previously, competition among gaming equipment suppliers and games is strong and presents a significant barrier to entry. Placing a game in casinos, given their limited floor space, is a difficult task with a high likelihood of failure. LVGI's placement of its Nevada Numbers(TM) game in approximately 40 casinos overcomes much of this difficulty, but does not guarantee future success.

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

4. Development of Windows-based Platform. LVGI's primary reason for existence is to develop, market and distribute new keno and bingo-based games. Pursuant to its mission, LVGI has commissioned ISI to develop a new keno platform that will enhance the Company's competitiveness. This platform will be developed in Windows 2000 and be flexible enough to manage all the games LVGI has designed or can envision designing.

5. Financing. LVGI plans another preferred stock offering in order to 1) be able to offer its new, approved game - The Million Dollar Ticket, 2) continue the build-out of its Nevada Numbers network and 3) continue to expand in Native American casinos. This round will be similar to the earlier one in that the funds will be used to cover only insured jackpots. Management expects the offering to begin in April or May of 2003. An earlier effort by an investment banking firm to raise up to $12 million from the issue of common stock failed to attract any investors.

Critical  Accounting  Policies

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

Revenue and Cost Recognition. The operation of casino inter-linked systems varies slightly among jurisdictions as a result of different gaming regulations. However, in all jurisdictions, the linked progressive jackpot increases based on the amount wagered. A percentage of the wagers are recognized as revenue by the Company (and by the participating casinos) and the balance is used to purchase insurance to fund the base progressive jackpot. The Company recognizes a liability and a cost for the present value of the increase in the progressive meter for jackpots not yet won.

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years or more. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of December 31, 2002), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as "held-to-maturity", stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot reserve deposits. As of December 31, 2002, LVGI had cash of $1,050,610 as compared to $3,930,732 as of December 31, 2001. LVGI had jackpot reserve deposits of $4,079,806 as of December 31, 2002, and $3,602,920 of jackpot reserve deposits as of December 31, 2001. This amount is used for funding LVGI's various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets.

Equipment, Software, Trademarks and Other Intangibles. These assets are stated at cost and are depreciated or amortized over their estimated economic life, usually less than 10 years.

Results  of  Operations

In 2002, LVGI generated $ 1,003,534 in sales compared to $121,602 in 2001. However, during the same period operating costs increased to $3,725,949 from $2,179,779. The largest increase in operating costs was incurred for selling, general and administrative expenses. Most of this increase was due to increased staffing and increased promotional expenses associated with NN. In addition, the Company reported depreciation and amortization expense of $293,460 in 2002 as compared to $278,212 in 2001, primarily as a result of increasing the number of casinos hosting NN from 6 to 34.

Agreement  with  Park  Place  Entertainment  Corporation

LVGI's most significant agreement is its 5-year license agreement with Park Place Entertainment Corporation ("Park Place") dated February 22, 2001, renewable in 5-year increments by mutual agreement at least 90 days prior to expiration. Under this agreement, LVGI granted a non-exclusive license to Park Place for its 5-spot Nevada Numbers(TM) game. Park Place is allowed to operate the game in its Nevada casinos and broadcast the results on its web site. The license also applies to New Jersey, Mississippi, Louisiana, and Indiana, subject to regulatory approval; the license agreement does not apply to Native American gaming operations in any state. In return, Park Place has agreed to pay a license fee to LVGI on a per ticket basis. These sales provide the Company with approximately 40% of its revenues.

Similar agreements have been entered into with 36 other Nevada-based casinos in Las Vegas, Reno, Laughlin, Lake Tahoe, and Fallon.

Related  Party  Agreements

1. In 2001and 2002, the Company loaned its directors and officers, Messrs. Roth, Baldwin and Maul sufficient funds to exercise all their non-qualified stock options and pay the federal income tax due upon exercise. The primary intent of these loans was to allow the Company to increase the number of its issued and outstanding common stock, thereby reducing the percentage ownership of certain shareholders and facilitating and streamlining the license application process in jurisdictions requiring all 5% or greater shareholders to apply. Interest is due on the loans for the first four years. At the end of the fifth year the full amount of the loan is due and payable.

2. In January of 2003, the Company entered into a separation agreement with Mr. Baldwin wherein Mr. Baldwin received a cash payment of $30,000, contingent future consideration of $30,000 and the right, under certain conditions, to have the Company repurchase up to 75,000 common shares at prices up to $3.00 per share. These rights expire at various times through 2005. The transaction terms were determined by negotiation between the parties.


Liquidity  and  Capital  Resources

As of December 31, 2002, the Company maintained $ 1,050,610 in cash and cash equivalents versus $3,930,732 in the prior year. The decrease in the cash balance is due to operating deficits and purchase of equipment and other assets. Management believes that its cash balances are sufficient to fund its operating cash flow deficiencies through 2003.

In addition the Company is investing in keno equipment needed to operate Nevada Numbers(TM). This expenditure amounts to approximately $10,000 per location. Management expects to add approximately 50 locations during 2003. The cash flow requirements for the incremental 50 casinos are expected to be relatively small as most casinos currently targeted have Imagineering Image Plus keno equipment or will be offering the games through equipment already in place in their sports books. Funds made available as a result of the preferred stock offering can also be used for this purpose.

The Company also intends to introduce new games on its existing platform. The incremental operating cost of the new games is not significant except for regulatory required jackpot reserve requirements expected to be funded by equity financing. The roll-out of some of the new games may be deferred until the equity financing has been secured.

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

ITEM  7.     FINANCIAL  STATEMENTS

The information requested by this item is set forth in Item 13 of this Report. LVGI maintains a website, www.lvgi.com on which we post our most recent 10K's
                             ------------
and  10Q's.


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

Name                  Age         Offices  Held
----------------------------------------------------------------------
Russell  R.  Roth     56          CEO,  President,  CFO,  &  Director

Rich  Irvine          60          Director

Michael  Cane         48          Director

Russell R. Roth. Mr. Roth has been President, Chief Executive Officer, Chief Financial Officer and Chairman of the Company since April 1998. From January 1995 until December 1999, Mr. Roth had been the feature writer, editor and co-owner of the Las Vegas Investment Report and has managed portfolios for a few select individuals. From September 1994 to April 1996, Mr. Roth served as President of National Investment & Tax Managers, Inc. From January 1987 to April 1993, he served as Chief Financial Officer of Sotheby's Holdings, Inc., an art auction company. At Sotheby's Holdings, Inc., Mr. Roth spearheaded the Company's initial public offering in 1988. From 1983 to 1986, he served as Chief Financial Officer of Cessna Aircraft Company where he coordinated a successful merger of the Company with General Dynamics Corp. From 1974 to 1983, Mr. Roth served in various financial capacities for Rockwell International and the Bendix Corporation. Mr. Roth received his Bachelors of Science in Economics from the University of Kansas in 1968 and his Masters of Business Administration from the University of Michigan in 1973. He serves on the Boards of Lincoln International, Inc. and Legal Access Technologies, Inc. Both are public reporting companies traded on the Over-The-Counter Bulletin Board.


Rich Irvine. Mr. Irvine has been a director of Las Vegas Gaming since January 14, 2001 and is currently Vice President of Sales for A.C. Coin, a gaming company headquartered in Atlantic City, New Jersey. Mr. Irvine was Executive Vice President of Planning and Development for GameTech from February 1999 through November 2001. Mr. Irvine was President and Chief Operating Officer of Mikohn Gaming Corporation from July 1995 until September 1998. He had served on the Mikohn's corporate Board of Directors since it became a publicly traded company in late 1993. From 1993 to 1995 Mr. Irvine was Senior Vice President - Marketing and Entertainment for Boomtown, Inc., a Reno-based owner and operator of casino properties in Verdi, Nevada; Las Vegas, Nevada; Biloxi, Mississippi; and New Orleans, Louisiana. From 1991 to 1993 he was Vice President of Marketing for worldwide Walt Disney attractions. His first entry into the gaming industry came as Executive Vice President Worldwide Sales and Marketing for International Game Technology (IGT), a leading manufacturer of gaming machines. During his four-year tenure, IGT's revenues tripled. Mr. Irvine was co-founder of Aurora Productions. During an eight-year stint there, he was Executive Producer of such films as Heart Like a Wheel, Secret of Nihm and Eddie and the Cruisers, and also the Broadway show The Suicide. He also served as President and Chief Operating Officer of Straight Arrow Publishing, owners of Rolling Stone Magazine and as Executive Vice President of Unicorn/

Sovaminco, a U.S. - (former) U.S.S.R. joint venture. He began his career in media sales for Time, Inc. (now Time Warner) after attending the University of Southern California.

Michael Cane. Mr. Cane became a director of Las Vegas Gaming on July 5, 2001. From May of 1989 to June of 2001, Mr. Cane was the President and Chief Executive Officer of Tele-Lawyer, Inc., a Nevada Corporation that was acquired in an exchange agreement with Legal Access Technologies, Inc., a publicly reporting company, headquartered in Las Vegas, Nevada. At that time, he became the Chairman of the Board and CEO of Legal Access Technologies and continues to act in that capacity. Mr. Cane also maintains a law practice limited to Securities Law in Las Vegas, Nevada with six other attorneys, under the name Cane & Company, LLC. Mr. Cane attended the University of California, Irvine where he graduated top in his class and received a B.A. degree in Economics (June 1975). He then went on to receive his Jurist Doctor degree from the University of Southern California School Of Law in May of 1978, also receiving high honors. Among these honors were Order of the Coif, Phi Beta Kappa, Summa Cum Laude, Dean's Honor List, Who's Who in American Colleges and Universities, Recipient of Three University of Southern California Scholarships, The American Jurisprudence Award in Constitutional Law and member of the University of Southern California Law Review. He is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. During the past three decades, Mr. Cane has been a Partner with the Newport Beach Law firm of Wellman and Cane, an Associate Professor of Business Law at the University of Hawaii, Chairman of the Department of Financial Economics and Institutions at the University of Hawaii, College of Business, a Professor of law at Whittier College School of Law and Western State University School of Law and has published articles on a broad range of legal topics, including Corporate Takeovers, Tax Sheltered Investments, The Tax and Economic Benefits Of Structured Personal Injury Settlements, Equity And Forfeitures In Contracts For The Sale Of Land, Default Under An Agreement Of Sale, The Flat Tax System, and Restrictive Practices In Accreditation Of Medical Schools. He is also the author of four books (Divorce, Taxes, Bankruptcy and Estate Planning) in the Five Minute Lawyer book series published by Dell in May
                         ------------------
of  1995.

Terms  of  Office

Company directors are elected for one-year terms until the next annual general meeting of the shareholders or until removed from office in accordance with company by-laws. Officers are appointed by the Board of Directors and hold office until removed by the Board.

Significant  Employees

The Company has one employee, Zak Khal V.P. of Operations, who is not an executive officer that is expected to make a significant contribution to the business.

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                         Number      Known Failures
                                         of  Late    To File  a
Name and principal position              Reports     Required  Form
---------------------------------------------------------------------------
Russ  Roth,  CEO                            0               0
Gary  Baldwin,  Sec/Treas                   0               0
Richard  Irvine,  Director                  0               0
Michael  A.  Cane,  Director                0               0
---------------------------------------------------------------------------


ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets forth certain information as to the Company's Chief Executive Officer and the highest paid officers and directors for its last three fiscal years. No other  compensation
was  paid  to  any  such  officers  or  directors  during  this  time  period.

Annual  Compensation  Table

--------------------------------------------------------------------------------

                           ANNUAL  COMPENSATION  TABLE

                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual                           Other
                                            Com-  Restric-                  Com-
                                            pen-  ted     Warrants          pen-
                                            sa-   Stock   &       LTIP      sa-
Name      Title      Year  Salary  Bonus    tion  Awarded Options payouts($)tion
----      -----      ----  ------  ------ ------- ------- ------- --------- ----
Russell   Director,  2000      $0  47,500      0      0    46,500     0       0
R. Roth   Secretary, 2001  96,000       0      0      0         0     0       0
          Treasurer, 2002  96,000       0      0      0         0     0       0
          CEO, CFO
          and
          President


Gary G.   Director,  2000 48,000   7,500      0      0     4,400      0       0
Baldwin   Secretary  2001 84,000  25,000      0      0         0      0       0
          and        2002 71,750       0      0      0         0      0       0
          Treasurer


Rich      Director   2000      $0       0      0      0         0     0       0
Irvine               2001       0       0      0      0    25,000     0       0
                     2002       0       0      0      0         0     0       0


Michael              2000      $0       0      0      0         0     0       0
Cane      Director   2001       0       0      0      0    25,000     0       0
                     2002       0       0      0      0         0     0       0

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The table below provides the beneficial ownership of LVGI's common stock by each person known by management to beneficially own more than 5% of the Company's common stock outstanding as of December 31, 2002, and by the officers and directors of LVGI as a group. Except as otherwise indicated, all shares are owned directly.


Title of             Name  and  Address    Amount  of            Percent
Class                of Beneficial Owner   Beneficial Ownership  of Class
---------------      -------------------   --------------------  --------
Common Stock         Gary Baldwin
                     305 La Plata Place.
                     Boulder City, NV 89005  See table below
-------------------------------------------------------------------------
Other than management listed below, LVGI knows of no other person who is the beneficial owner of more than five percent of LVGI's common stock.

Title of             Name  and  Address    Amount  of            Percent
Class                of Beneficial Owner   Beneficial Ownership  of Class
---------------      -------------------   --------------------  --------
Common Stock         Russell R. Roth
                     3120 South Rainbow Blvd.
                     Suite 204
                     Las Vegas, NV 89146     See table below

Common Stock         Rich Irvine
                     1055 Silver Fox Circle
                     Reno, NV  89439         See table below

Common Stock         Michael Cane
                     2300 W. Sahara Ave.
                     Suite 500
                     Las Vegas, NV  89102    See table below

Common Stock         All Officers and
                     Directors               See table below
                     as a Group (3 persons)

Stock ownership of officers, directors and shareholders holding more than 5% of the outstanding shares of common stock follows:



                                                                        Partially Fully
                                                            12/31/2002  diluted  diluted
----------------------------------------------------------------------------------------

              COMMON      OPTIONS            WARRANTS       TOTAL       % (1)   % (2)
------------  ----------  -----------------  -------------  ----------  ------  ------
RUSS ROTH        789,177             21,500         25,000    835,677   14.18%  10.28%
------------  ----------  -----------------  -------------  ----------  ------  ------
GARY BALDWIN     481,933              4,400              0    486,333    8.31%   5.98%
------------  ----------  -----------------  -------------  ----------  ------  ------
MICHAEL CANE       3,500             25,000              0     28,500    0.49%   0.35%
------------  ----------  -----------------  -------------  ----------  ------  ------
RICH IRVINE            0             25,000              0     25,000    0.43%   0.31%
------------  ----------  -----------------  -------------  ----------  ------  ------
TOTAL          1,274,610             75,900         25,000  1,375,510   23.41%  16.92%
------------  ----------  -----------------  -------------  ----------  ------  ------

(1) Based on a denominator of 5,845,455 shares of common stock outstanding as of December 31, 2002, plus the particular beneficial owner's issued options and warrants that were exercisable within 60 days.
(2) Based on a denominator of 8,131,464 shares, which include all the common stock outstanding as of December 31, 2002, plus all the issued preferred stock, options, and warrants that were exercisable within 60 days.

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


1. In 2001and 2002, the Company loaned Messrs. Roth, Baldwin and Maul sufficient funds to exercise all their non-qualified stock options and pay the federal income tax due upon exercise. The primary intent of these loans was to allow the Company to increase the number of its issued and outstanding common stock, thereby reducing the percentage ownership of certain shareholders and facilitating and streamlining the license application process in jurisdictions requiring all 5% or greater shareholders to apply. Interest is due on the loans for the first four years. At the end of the fifth year the full amount of the loan is due and payable.

2. After the reported year, the Company entered into a separation agreement with Mr. Baldwin wherein Mr. Baldwin received a cash payment of $30,000, contingent future consideration of $30,000 and the right, under certain conditions, to have the Company repurchase up to 75,000 common shares at prices up to $3.00 per share. These rights expire at various times through 2005.

3. In September of 2001 the Company accepted 39,560 shares of LVGI common stock in exchange for the cancellation of the $180,000 debt Mr. Maul incurred pursuant to #1 above. The Company also paid Mr. Maul $36,000 in exchange for the cancellation of the last 12,250 options he owned.

4. Incentive Stock Options. Option rights issued to the officers and directors under our 2000 Stock Option Plan, including options to purchase an aggregate of 75,900 shares of Common Stock at $3.00 per share. Russell Roth received options to purchase 21,500 shares of common stock. Gary Baldwin received options to purchase 4,400 shares of common stock. Michael Cane and Rich Irvine received options to purchase 25,000 shares of common stock. No options were granted in 2002.

                                     PART IV
                                     -------

ITEM  13.     EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial  Statements

LVGI's  audited  Financial  Statements, as described below, are attached hereto.

1. Audited Financial Statements for Year Ended December 31, 2002 and 2001, including:
   a.     Report  of  Independent  Auditors
   b.     Balance  Sheets
   c.     Statements  of  Operations
   d.     Statements  of  Stockholders'  Equity
   e.     Statements  of  Cash  Flows
   f.     Notes  to  the  Financial  Statements

(b)  Reports  on  Form  8-K

1. On February 6, 2003, LVGI filed Form 8-K to report the resignation of Gary Baldwin as a Director.

(c)  Exhibits

99.1          Certification  of  Chief  Executive  Officer  and Chief Financial
              Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (6)
              ------------------------------------------------------------------


ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Russell R. Roth. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                          INDEPENDENT AUDITORS' REPORT

Shareholders  and  Board  of  Directors
Las  Vegas  Gaming,  Inc.
Las  Vegas,  Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



PIERCY,  BOWLER,  TAYLOR,  &  KERN,
Certified  Public  Accountants  &  Business  Advisors
A  Professional  Corporation


March  24,  2003
LAS  VEGAS,  NEVADA


See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
BALANCE  SHEET
DECEMBER  31,  2002  AND  2001
================================================================================



                           ASSETS                  2002      2001
                                                   -----     -----
Current assets
Cash                                         $ 1,050,610   $ 3,930,732
Accounts receivable, net of allowance             65,877        16,786
Parts inventory                                  101,734       130,513
Prepaid expenses                                 127,062        23,622
Jackpot reserve deposits                       4,079,806     3,602,920
                                             ------------  ------------
                                               5,425,089     7,704,573
Equipment and software,
net of accumulated depreciation                  623,031       508,423
Other assets
Trademarks, copyrights, patents an
d other intangibles, net of accumulated
amortization of $269,500 and $441,500 (TO)       143,682       162,500
Due from officers                                 60,026        34,017
Deposits and other                                45,152        16,754
                                             ------------  ------------
                                             $ 6,296,980   $ 8,426,267
                                             ============  ============
LIABILITIES AND STOCKHOLDERS'
Current liabilities
Accounts payable                             $    69,194   $    53,039
Progressive jackpot liability                    537,415       171,619
                                             ------------  ------------
                                                 606,609       224,658
                                             ------------  ------------
Stockholders' equity
Convertible preferred stock, $.001 par,
5,000,000 shares authorized, 541,400
 and 552,400 shares issued and outstanding           541           552
Common stock,$.001 par, 25,000,000 shares
 authorized, 5,845,455 and
5,789,268 shares issued and outstanding            5,845         5,789
Additional paid-in capital                    12,214,184    12,121,104
Due from officers and stockholders              (420,000)     (420,000)
Deficit                                       (6,110,199)   (3,505,836)
                                             ------------  ------------
                                               5,690,371     8,201,609
                                             ------------  ------------
                                             $ 6,296,980   $ 8,426,267
                                             ============  ============



LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER  31,  2002  AND  2001
================================================================================



                                            2002          2001
                                        ------------  ------------
Sales                                   $ 1,003,534   $   121,602
                                        ------------  ------------
Operating costs and expenses


Gaming operations                         1,671,170       581,378
Selling, general, and administrative      1,564,554     1,255,301
Research and development                    196,765        64,888
Depreciation and amortization               293,460       278,212
                                        ------------  ------------
                                          3,725,949     2,179,779
                                        ------------  ------------
Loss from operations                     (2,722,415)   (2,058,177)
Other income (expense)
Interest income                             118,052       305,572
Net loss                                $(2,604,363)  $(1,752,605)
                                        ============  ============

Net loss per share, basic and diluted   $     (0.45)  $     (0.41)
                                        ============  ============
Weighted average shares outstanding,
 basic and diluted                      $ 5,830,894   $ 4,271,337
                                        ============  ============



See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
YEARS  ENDED  DECEMBER  31,  2002  AND  2001
================================================================================




                             Preferred     Common        Additional  Due from
                             stock         stock         paid-in     officers
                             par value     par value     capital     /shareholders   Deficit
                             -----------------------------------------------------------------

Balance, January 1, 2002     $  552     $  5,789         $  12,121,104   $  (420,000)  $ (3,505,836)
Net  loss                                                                                (2,604,363)
Warrants  issued  to  purchase
game rights                                                     46,400
Stock-based compensation                                        24,670
Stock  options  exercised  for
44,000 common shares                          44                22,000
Conversion  of  2,200  preferred
shares to 2,420 common shares  (11)           12                    (1)
                             ----------------------------------------------------------------------
Balance, December 31, 2002   $     541     $  5,845         $ 12,214,173 $  (420,000)  $(6,110,199)
                             ======================================================================


Balance, January 1, 2001     $   1,017     $  3,067         $  6,874,112               $(1,753,231)
Net  loss                                                                               (1,752,605)
Stock-based  compensation
 (options and warrants)                                          243,600
Stock  options  exercised  for
910,000  common  shares,
officers/shareholders                           910              609,090   $(610,000)
Sale  of  978,107  convertible
preferred shares                   978                         4,889,057
Conversion  of  1,442,707
preferred shares
to  1,586,978
common shares                   (1,443)       1,587                 (144)
Offering costs, other                                           (314,386)
263,017 common shares issued in
connection with preferred stock
offering                                        263                 (263)
Purchase/cancellation  of  39,560
from a former officer/shareholder               (38)            (179,962)    180,000
Receivable  cancellation  /  officer
compensation                                                                  10,000
                             ----------------------------------------------------------------------

Balance, December 31, 2001     $  552     $   5,789        $  12,121,104 $  (420,000) $ (3,505,836)
                             ======================================================================




See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2002  AND  2001
================================================================================


                                             2002          2001
                                         ------------  ------------
Operating activities
Net cash used in operating activities    $(2,063,632)  $(1,256,781)
                                         ------------  ------------
Investing activities
Jackpot reserve (deposits) withdrawals      (476,886)      397,080
Purchase of property and equipment          (342,235)     (427,444)
Loss on asset dispositions                    13,367
Purchase of intangible assets                 (6,782)      (50,000)
                                         ------------  ------------
Net cash used in investing activities       (812,536)      (80,364)
Financing activities
Loans extended, officers/shareholders        (26,009)     (430,000)
Collection of loans extended,
related parties                                             10,000
Sale of common stock                          22,044
Sale of convertible preferred stock                      4,890,035
Proceeds from stock options
 exercised                                                 610,000
Cash offering costs                                       (314,385)
Cancellation of treasury stock                            (180,000)
                                         ------------  ------------
Net cash provided by financing
 activities                                   (3,954)    4,585,650
                                         ------------  ------------
Net increase  in cash                     (2,880,122)    3,248,505
Cash, beginning of year                    3,930,732       682,227
                                         ------------  ------------
Cash, end of year                        $ 1,050,610   $ 3,930,732
                                         ============  ============
Reconciliation of net loss to net
cash used in operating activities
Net loss                                 $(2,604,363)  $(1,752,605)
Depreciation and amortization                286,260       278,211
Stock-based compensation                      24,681       243,600
Increase or decrease operating (assets)
 liabilities
    Jackpot liability                        365,796
    Accounts receivable                      (49,091)      (23,813)
    Parts inventory                           28,779      (130,513)
    Prepaid expenses                        (103,440)      171,619
    Other                                    (28,398)          174
    Accounts payable                          16,155       (43,454)
Net cash used in operating activities    $(2,063,632)  $(1,256,781)
                                         ============  ============
Non-cash investing and
financing activities
Exercise of officer options
 financed by the Company                                $   610,000
Treasury stock acquired reducing
officer obligation                                         (180,000)
Conversion of preferred stock
 into common stock                                            1,587
Warrants issued to acquire
game rights                              $   (46,400)




See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002  AND  2001
================================================================================


1.     Nature  of  operations  and  background  information:

Business activities. Las Vegas Gaming, Inc., a Nevada Corporation (the Company), is in the business of developing, marketing, and distributing casino games and related supplies. The Company has received Nevada regulatory approval to participate in the gaming revenues of its customers from its products and to manage and profit from the operation of casino inter-linked systems (wide-area jackpot networks). The United States is involved in a war against terrorism that is likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact on the Nevada and US economy and the Company's business cannot be predicted at this time but may be substantial. The Company engages in no research and development activities directly and, instead, contracts with technical resource companies on a fee basis (Note 7) to develop needed components for its casino games. A brief description of some of the casino games that the Company has rights to and intends to market follows.

Keno. The Company has the rights to a keno-style game known as "Nevada Numbers(TM)" and variations thereof. Nevada Numbers(TM) is a wide-area progressive jackpot game where players select five numbers (four in "4-Play more", a variation) instead of 20 as in classic keno. The Company's primary business efforts currently focus on the marketing and operation of this game in Nevada and, a variation (American Numbers) in Native American casinos. The Company granted Park Place Entertainment Corporation the first non-exclusive license to operate Nevada Numbers(TM) in its Nevada casinos. As of December 31, 2002, the Company had installed Nevada Numbers in 32 casinos in Nevada and had contracts to install eight more.

Other games. The Company also has other games including Nevada Bonanza, Nevada Bingo, a linked-progressive bingo game cleverly tied into Nevada Numbers; a lottery-style game, "Vegas Numbers(TM)"; and a table game variation of bingo called "Match Pair Bingo" (MPB). The Company intends to market "Vegas Numbers(TM)" (formerly known as "Bonus Keno" or "Quick-Pic Keno") in Australia and third world countries. The Company has organized an 85%-owned Panamanian subsidiary to pursue these activities in that country. The Subsidiary had no operations through December 31, 2002. Match Pair Bingo is a game where two balls are drawn, each with five possible outcomes (BINGO), and the player bets on the various combinations of possibilities. The Company has also developed a variation of MPB, known as Match Pair Poker, with the letters BINGO exchanged for AKQJ10. The final design of the games is intended to qualify them for "Class II" gaming in Native American casinos.

Concentrations. In general, there are a limited number of customers for the Company's products and the consolidation of casino companies within the gaming industry continues to be a trend. In addition, demand for the Company's products by these customers is ultimately dependent upon initial and continued consumer acceptance. While the Company emerged from its development stage in 2001 and has increased its number of customers, historically, the Company has earned a substantial portion of its revenues from a few customers and has experienced significant nonrecurring revenues in connection with its business activities. In 2002, approximately 40% of its revenues were from one customer in Nevada related to its Nevada Numbers game. In 2001, approximately 80% of its revenues came from this same customer. This concentration will decrease as Nevada Numbers expands to more Nevada casinos and a variation of it expands into


Native  American  casinos.

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

2.     Summary  of  significant  accounting  policies:

Principles of consolidation. The consolidated financial statements include the accounts of Las Vegas Gaming, Inc. and its inactive 85%-owned subsidiary, LV Keno, Inc., a Panama corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Trademarks, copyrights, patents and other intangible assets. These intangibles, including pending patents, are amortized on a straight-line basis over the estimated economic life of the asset, usually less than 10 years. There has been no material impact on the Company's financial statements resulting from its adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, when effective in the year ending December 31, 2002.

Net loss per share. Basic and diluted net loss per share is computed by dividing net income loss by the weighted average number of common shares outstanding during the year. Potentially dilutive securities such as options and warrants were not considered outstanding because the effect would have been anti-dilutive.

Stock compensation. The Company utilizes Financial Accounting Standard Board Statement No. 123, Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards.

Advertising.   Costs  for  advertising  are  expensed  as incurred and totaled $
633,039  and  $192,111  for  2002  and  2001,  respectively.

Reclassifications. Certain amounts, as previously reported, have been reclassified to conform with the current year presentation.

3.     Jackpot  reserve  deposits:

At December 31, 2002 and 2001, $4,079,806 and $3,602,920 of the Company's cash is set aside and restricted for funding the Company's various jackpot oriented games. Because these funds are to be used to support operations, they are classified as current assets. For purposes of the statement of cash flows, these funds are omitted from cash.

4.     Equipment  and  software:

As of the balance sheet dates presented, equipment and software consist of the following:

                                                              2002         2001
                                                        ------------------------
                 Software                                $  206,695  $  195,887
                 Production equipment                       815,667     511,977
                 Equipment, furniture, and fixtures         155,044     133,484
                                                        ------------------------
                                                          1,777,416     841,348
                   Less accumulated depreciation            554,385    (352,925)
                                                        ------------------------
                                                         $   623,031  $  508,423
                                                        ------------------------

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

In addition, a portion of the cost of acquiring other games was also settled in common stock of the Company, including Vegas Numbers (100,000 common shares; $300,000) B2B (75,000 common shares; $37,500) and Match Pair Bingo (10,500 common  shares;  $30,000).


The Company later offered its unregistered common stock to qualified investors to raise a maximum of $1,000,000 annually on a "best efforts" basis; and, it used two of its officers/directors, who are licensed security brokers, to sell the common stock. The offerings are intended to be exempt from registration with the United States Securities and Exchange Commission under the Securities Act of 1933 pursuant to Rule 504 promulgated there under.

Convertible preferred stock. Pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, the Company offered for sale on a registration exempt and best efforts basis 2,000,000 shares of Series A convertible preferred stock at $5 per share. Pursuant to the Preferred Stock Offering, 1,995,107 preferred shares were issued in exchange for $9,975,535. In connection with the offering and in exchange for the consulting and other services, the Company issued 366,737 common shares and warrants to purchase 435,262 additional shares to a company (and/or the employees thereof) in which an employee of the Company is a principal. Additionally, a finder's fee was paid to an individual, consisting of $48,500 in cash and warrants to purchase 9,976 shares of common stock. Starting in June 2001, the Company made an offer to its preferred shareholders to convert their preferred shares into common shares at a rate of 1.1 shares of common stock for each share of preferred stock. This conversion offering continued until September 30, 2001. Of the 1,995,107 preferred shares issued, 1,453,707 shares were converted into 1,599,078 shares of common stock. See "Common stock issued for services" below for other offering costs paid with common stock and warrants of the Company.

Stock warrants and options. The Company has from time to time granted warrants and/or options to employees and others in exchange for employment incentives, capital-raising, other services, and/or in conjunction with the initial capitalization of the Company and product acquisitions.

The Company established a stock option plan in 1998 that was replaced in 2000. For all options issued under either plan, the exercise price was established at the then prevailing estimated fair value of the stock. All options are fully vested when issued. Under the 2000 plan, options to purchase 0 and 50,000 common shares were issued to officers and directors in 2002 and 2001.


Since there has been no public market for the Company's stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and the related compensation. The principal assumptions selected to value the options and warrants, using the Black-Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interest rate of 5%, expected option life of 4 to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to $24,670 and $243,600 in 2002 and 2001.

A  summary  of  option  and  warrant  activity  follows:

                      Shares Reserved for Options and
                      Warrants and Weighted Average
                      Exercise Price Per Share
                          2002        2001
                      ------------------------
Beginning balance     1,527,463     1,348,237
                      $    3.62     $    0.95
Granted                 261,263     1,101,476
                      $    4.55     $    3.39
Exercised               -44,087      -922,250
                      $    0.50     $    0.57
Forfeited                     0             0
                              0             0
Ending balance        1,744,639     1,527,463
                      $    3.84     $    3.62
                      ========================

The weighted average exercise prices at December 31, 2002, and 2001 $3.84, and $3.62 respectively.

The following table summarizes stock options and warrants outstanding at December 31, 2002:
                                                                      Average
                                         Average                      Remaining
                           Number        Remaining       Number       Life  in
Exercise  Price            Outstanding   Life  in  years Exercisable  years
Non-qualified  options
             $0.50            244,087       6.5            244,087         6.5

Qualified  options
             $3.00             75,900       8.0             75,900         8.0

Warrants
             $2.00             38,000       4.0             38,000         4.0
             $3.00          1,287,504       7.0            356,950         7.0
             $4.55             53,500       5.0             13,500         4.0
             $5.00             11,476       4.0             11,476         4.0
             $6.00            160,511       4.0             44,102         4.0

     Total                  1,870,978                      784,015
                            =========                      =======

Due from officers/stockholders. The amount due from officers/stockholders arose during 2001 from the exercise of their non-qualified stock options for the purchase of 630,000 shares of the Company's common stock. Also, during 2001, a former officer was loaned $180,000 to exercise options to acquire 280,000 common shares and the Company later reacquired from the former officer 39,560 shares in satisfaction of the loan.


The receivables which are deductible from stockholders' equity are due in 2006 and bear interest at 5% annually.


Recently, the Company entered into a separation agreement with one of the officer/stockholders. The terms of the agreement included an immediate cash payment to the officer/stockholder of $30,000 and the right of the stockholder, under certain conditions, to require the Company to repurchase from him up to 75,000 common shares at prices ranging up to $3.00 per share. These rights expire at various times through 2005.


6.     Commitments  and  contingencies:


Agreement. The Company has entered into agreements with a developer of keno systems for the development of keno software and hardware required to play the Company's various keno-based, linked and progressive high jackpot games in exchange for $.04 per ticket issued (within certain limits). The Company also purchased inventory from the developer and included $96,000 in pre-paid expenses that will be applied to future purchases of this inventory. In addition, the Company is negotiating the acquisition of the developer, although there is no assurance that the acquisition will be consummated.


Gaming regulations and licensing. On March 22, 2001, the Company's application with the State of Nevada to become an operator of inter-casino-linked systems was approved by the Nevada State Gaming Control Commission. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may similarly participate in the gaming revenues produced by its customers from its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Progressive jackpots. The Company directly and / or indirectly purchases insurance to fund the base progressive jackpots. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company's liability for progressive jackpots and its gross commitment at December 31, 2002, and related assumptions:





                                                                   Progressive
                                                       Jackpot     Gross
                                                       Liability   Commitment
                                                       -----------------------
Present  value  of  $5,000,000  base  progressive
Jackpot,  payable  in  20  equal  annual  installments
Using  a  4.91%  discount  rate,  the  prevailing
20-year  Treasury  Bill  rate                         $3,293,613    $3,293,613

Less  portion  insured  through:
     Conventional  insurance  providers               (2,900,000)
     Other  participants                                (196,807)
                                                       ----------
Uninsured  portion  of  base  progressive  jackpot       196,807

Present  value  of  the  $517,074  increase  to
the  progressive  jackpot  meter                         340,608       340,608
                                                       -----------------------

                                                      $  537,415    $3,634,221
                                                       =======================

The effect of changes in the prevailing Treasury Bill rate is recognized in the period of the change.


7.  Income  taxes:


Because the Company has not yet received a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not more likely than not. Therefore, it has been effectively reduced by a 100% valuation allowance.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las  Vegas  Gaming,  Inc.


/s/ Russell  Roth
----------------------------------------
By:  Russell  Roth,  President,  CFO,  CEO,  Principal  Executive  and Principal
Financial  Officer,  Secretary,  Treasurer  and  Director
Date:     March  31,  2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Russell  Roth
-----------------------------------------
Russell  Roth,  President,  CFO,  CEO,  Secretary,  Treasurer  and  Director
Date:     March  31,  2003




/s/ Rich  Irvine
-----------------------------------------
Rich  Irvine,  Director
Date:     March  31,  2003


/s/ Michael  Cane
-----------------------------------------
Michael  Cane,  Director
Date:     March  31,  2003

                                 CERTIFICATIONS

I, RUSSEL R. ROTH, Chief Executive Officer and Chief Financial Officer of Las Vegas Gaming, Inc. (the "Registrant"), certify that:

(1)  I have reviewed this annual report on Form10-KSB of Las Vegas Gaming, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March  31,  2003      /S/ Russell  R.  Roth
                              ----------------------------
                              Russell  R.  Roth
                              President,  Secretary  and  Treasurer,
                              Principal  and  Chief  Executive  and
                              Financial  Officer