Form 10QSB
period 2003-03-31
LAS VEGAS GAMING INC
filed 2003-05-20
CIK 1103993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  March  31,  2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,845,455 shares of Common Stock as of April 30, 2003.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART I.  FINANCIAL INFORMATION

Item  1.          Financial  Statements
GENERAL

The Company's unaudited financial statements included with this Form 10-QSB are as follows:

     (a)  Balance Sheets as of March 31, 2003(unaudited), and December 31, 2002;

     (b) Statements of Operations three months ended March 31, 2003, and three months ended March 31, 2002 (unaudited);

     (c) Statement of Stockholders' Equity - January 1, 2003 to March 31, 2003 (unaudited);

     (d) Statement of Cash Flows - three months ended March 31, 2003 and 2002 (unaudited);

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

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
BALANCE  SHEETS


                                     March 31,        December 31,
                                          2003               2002
                                   ----------------   -------------
                                  (Unaudited)
ASSETS

Current assets:
Cash                                $      761,659   $ 1,050,610
Accounts receivable, net of allowance       56,702        65,877
Parts inventory                             91,064       101,734
Prepaid expenses                            61,631       127,062
Jackpot reserve deposits                 4,199,514     4,079,806
                                   ------------------------------
                                         5,170,570     5,425,089
Equipment and software, net
of accumulated depreciation                647,796       623,031

Other assets:
Trademarks, copyrights, patents
and other intangibles
  net of accumulated amortization
 of $287,500 and $269,500                  128,827       143,682
Due from officers                           55,545        60,026
Deposits and other                          51,279        45,152
                                   ------------------------------
                                   $     6,054,017   $ 6,296,980
                                   ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                   $        71,022   $    69,194
Progressive jackpot liability              598,427       537,415
                                   ------------------------------
                                           669,449       606,609
                                   ------------------------------
Stockholders' equity:
Convertible preferred stock,
..001 par, 5,000,000 shares authorized,
  541,400 shares issued and outstanding        541           541
Common stock, $.001 par,
25,000,000 shares authorized,
  5,845,455 shares issued and outstanding    5,845         5,845
Additional paid-in capital              12,225,640    12,214,184
Due from officers and stockholders        (420,000)     (420,000)
Deficit                                 (6,427,468)   (6,110,199)
                                   ------------------------------
                                         5,384,568     5,690,371
                                   ------------------------------
                                   $     6,054,017   $ 6,296,980
                                   ==============================




See  notes  to  financial  statements

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENTS  OF  OPERATIONS
FOR  THE  THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002  (Unaudited)




                                                  Three                        Three
                                                  Months                       Months
                                                  Ended                       Ended
                                                  March 31,                    March 31,
                                                    2003                         2002
                                       -------------------------------------------------------
Sales                                                           236,927   $           179,224
                                       -------------------------------------------------------

Costs and expenses
Gaming operations                                               196,336               309,022
Selling, general and administrative                             262,400               402,964
Research and development                                         34,553                36,640
Depreciation and amortization                                    76,200                71,011
                                       ---------------------------------  --------------------
                                                                569,489               819,637
                                       ---------------------------------  --------------------

Loss before interest and other income  (332,562)              (640,413)

Interest and other income                                        15,293                36,052
                                       ---------------------------------  --------------------

Net loss                               $                       (317,269)  $          (604,360)


                                       =================================  ====================

Basic and diluted net loss per share   $                          (0.05)  $             (0.10)
                                       =================================  ====================

Weighted average shares outstanding                           5,845,455             5,822,333
                                       =================================  ====================







See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENT  OF  STOCKHOLDERS'  EQUITY
FOR  THE  PERIOD  FROM  JANUARY  1,  2003  TO  MARCH  31,  2003  (unaudited)




                         Preferred      Common         Additional       Due  from
                         stock          stock          paid-in          officers/
                         par  value     par  value     capital          shareholders      Deficit
                         -------------------------------------------------------------------------


Balances,
December 31, 2002
                         $   541        $     5,845     $   12,214,173  $  (420,000)       $  (6,110,199)
Warrants issued to
Purchase game rights                                             3,145

Stock-based compensation                                         8,332

Net loss                       -                  -                  -            -             (317,269)
                          -------------------------------------------------------------------------------
Balances,
March 31, 2003            $  541        $     5,845    $    12,225,640 $   (420,000)      $   (6,427,468)
                          ===============================================================================







See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.  AND  SUBSIDIARY
STATEMENTS  OF  CASH  FLOWS
FOR  THE  THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002  (Unaudited)




                                                  2003          2002
Operating activities:
Net cash used in operating activities        (86,278)   $  (654,299)
                                          -------------------------------


Investing activities:
Jackpot reserve deposits                    (119,708)       (38,527)
Purchase of property and equipment           (82,965)      (150,171)
                                          -------------------------------
Net cash used in investing activities       (202,673)      (188,698)
                                          -------------------------------

Financing activities:
Proceeds from sale of common stock                           22,044
                                          -------------------------------
Cash provided by financing activities              -         22,044
                                          -------------------------------

Increase (decrease) in cash                 (288,951)       820,953

Balance, beginning of period               1,050,610      3,930,732
                                          -------------------------------

Balance, end of period                    $  761,659   $  3,109,779
                                          -------------------------------


Non-cash financing and investing activities

Warrants issued to acquire game rights    $    5,145
                                          ===============================






See  notes  to  financial  statements.

LAS  VEGAS  GAMING,  INC.
NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS

1.     Basis  of  Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, previously filed with the Securities & Exchange Commission, from which the information as of December 31, 2002, is derived.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.     Contingencies:

Gaming regulations and licensing. The Company is licensed to conduct gaming operations in Nevada, New Mexico, Arizona, Mississippi, Nebraska, Oregon, Washington and certain Native American tribes. Failure to obtain and retain the necessary licenses would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Progressive jackpots. The Company provides cash reserve deposits and may directly or indirectly purchase insurance to fund the progressive jackpot liability. The Company's progressive jackpot commitment at March 31, 2003, was $3,689,029. The Company's insurance and cash reserves exceed its total commitment by approximately $510,485.

Litigation. In March 2003, a civil action was brought against us and others for patent violation by Planet Bingo, LLC. Management is currently evaluating this action for materiality and cannot predict the outcome. Therefore, no provision for loss has been recorded at this time.

3.  Stock-based  compensation:

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

Overview

We are in the business of marketing and distributing casino games and are expanding into the distribution of certain related gaming supplies and equipment. We are licensed by gaming regulatory agencies in Nevada, Mississippi, Nebraska, Oregon, Washington and Arizona. We are positioned to offer our games, supplies and equipment to nearly 500 casinos in these states and are planning for growth in Native American venues and certain foreign countries. There is currently no public market for our common stock. We intend to apply for listing and to be traded on an exchange as soon as sufficient revenues and profits are generated. Profits are highly unlikely prior to late 2003.

Through the current reporting period, our revenues have been generated substantially from one game, Nevada Numbers, operated exclusively in Nevada. We began the current quarter with 32 casinos offering the Nevada Numbers game, ended the quarter with 38, and have an additional 3 casinos under contract.

We expect to be operating a new game in Nevada, named The Million Dollar Ticket, in 15 to 20 casinos by the end of the second quarter of 2003. In addition, we expect to launch Nevada Bonanza, a bingo game in the third quarter of 2003.

On May 13, 2003, we closed our acquisition of Triple Win In Nevada, Inc. (TWIN), a gaming supplies distributor, in consummation of an Agreement and Plan of Merger dated April 30, 2003 (the "Agreement"). Pursuant to the Agreement, we acquired all the issued and outstanding stock of TWIN from its shareholders in exchange for 580,000 shares of LVGI common stock, plus $300,000 in cash. Each of the shareholders of TWIN also executed a covenant not to compete barring them from engaging in a gaming business similar to that of TWIN or from soliciting any of our employees until April 30, 2005. A copy of the Agreement is attached hereto as an exhibit. The Agreement is effective April 30, 2003, but subject to proper filings with the Nevada Secretary of State. Prior to the Agreement, there was no pre-existing material relationship between TWIN and its shareholders and us or our officers or directors, or any affiliates of any of our officers or directors.

In the second quarter of 2003, management plans to consummate its long-planned acquisition of Imagineering Systems, Inc., a manufacturer of Keno equipment. The proposed structure as currently contemplated would be primarily a stock for stock transaction.

We feel that the combination of operating additional games and the consummation of the two acquisitions, Triple Win In Nevada, Inc. and Imagineering Systems, Inc., will bring us to a positive operating cash flow during the third or fourth quarter of 2003.

We also intend to expand the distribution of our games and other products into Native American casinos including the operation of a linked, progressive bingo game in Native American casinos in New Mexico. We are also planning to pursue opportunities in Australia and on U.S. military bases throughout the world. We are optimistic that the imminent completion of our new keno system will open many new markets for both the placement of games and the sales of equipment.

Liquidity  and  Capital  Resources

As of March 31, 2003, we maintained $761,659 in cash and cash equivalents and $4,199,514 in jackpot reserve deposits (collectively, "Liquid Resources"). During the first quarter of 2003, we spent approximately $83,000 on capital equipment as we continued to supply our customers with equipment for Nevada
Numbers. Approximately 20 new locations are expected in 2003 at an estimated cost of $120,000. Management anticipates that we will continue to operate at a cash flow deficit over the next several months as we expend cash for, among other things, operating cash flow deficiencies resulting from supporting new ventures, the purchase of equipment for and the marketing and promotion of Nevada Numbers, The Million Dollar Ticket, Super Bonanza Bingo, and expansion into Native American casinos. Additionally, the two planned mergers will have short-term negative cash flow implications.

To fund our present and expected operating cash flow deficiencies and our other business plans as discussed in the overview section above, we are offering for sale through a best-efforts, private placement offering, up to 400,000 Shares of Series B Convertible Preferred Stock (the "Shares"). The purchase price is $5.00 per Share. These shares will be non-voting, non-coupon and non-interest bearing shares, and they will carry no preference rights as to dividends. Upon liquidation, however, the Series B Convertible Preferred Stock provide a preference to any liquidation funds over all other equity holders except the Series A Preferred Stock as to the funds held in our jackpot account.

The holders of the Series B Convertible Preferred Stock will have the option to convert their shares into the Company's common stock on a five-to-one basis at any time. We will be able to call these shares at anytime during the first two years they are outstanding by returning 125% of the amount invested. This means that at any time within 24 months of the issuance of the Series B Convertible Preferred shares, we will have the right to force the holder to return and cancel the Shares in exchange for the payment of 125% of the amount originally paid for the Shares. Following this two year period and continuing indefinitely, we will continue to have this right to call in and force the cancellation of the Shares based upon the payment to the holder of 125% of the amount originally paid for the Shares plus an additional 10% of the amount originally paid for the shares for each year thereafter.

If, at any time, the funds provided by the Series B Convertible Preferred Shareholders pursuant to this Offering are no longer needed or used to provide jackpot security for Nevada Numbers, then each holder of the Series B Convertible Preferred Stock will have the right to sell back up to 50% of his Series B Convertible Preferred Stock to the Company in exchange for the amount paid for that stock. And if, at any time, the funds provided by the Series B Convertible Preferred Shareholders pursuant to this Offering are no longer needed or used to provide jackpot security for TMDT, then each holder of the Series B Convertible Preferred Stock will have the right to sell back up to 50% of his Series B Convertible Preferred Stock to the Company in exchange for the amount paid for that stock. In addition, beginning on July 31, 2008, and ending on October 31, 2008, the Series B Convertible Preferred Shareholders shall have the right, at their election, to sell back any Series B Convertible Preferred Stock to the Company in exchange for the amount paid for that stock.

Results  of  operations

Net revenue for the three months ended March 31, 2003 increased to $236,927 from $179,224 for the three months ended March 31, 2002. This increase in revenue was largely due to new casino contracts put into operation during the past year.

Our operating expenses decreased to $569,489 for the three months ended March 31, 2003, from $819,137 for the three months ended March 31, 2002. This decrease was largely due to the reduction in our administrative overhead that was affected in February and a reduction in our marketing and advertising expenses. We incurred selling, general and administrative costs in the amount of $262,400 for the three months ended March 31, 2003 compared with $402,964 for the three months ended March 31, 2002. We incurred expenses from gaming operations of $196,336 for the three months ended March 31, 2003 compared with $309,022 for the three months ended March 31, 2002.

We had net losses of $317,269 for the three months ended March 31, 2003, down from $604,360 for the same period ended March 31, 2002. Generally, the decrease in the net loss was the result of the increased revenues, the reduction in overhead costs, and the cut it marketing and advertising expenditures. The basic and diluted net loss per share for the three months ended March 31, 2003, was $0.05, down from a loss of $0.10 per share for the same period in 2002.

Management anticipates that losses will likely continue through the next quarter, albeit at a substantially lower amount, after which it is anticipated that the mergers and the planned introduction of the two new games will produce sufficient revenues to cover operating expenditures.

As indicated above, during the last few months we have dramatically decreased operating costs. We plan to keep costs contained at current levels until operating income permits some modest growth in our infrastructure.

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

The following is a summary of what management believes are the critical accounting policies related to the Company. See note 2, "Summary of Significant Accounting Policies," to the Company's Consolidated Financial Statements included in Part IV, Item 13 of Form 10KSB for a more detailed discussion of the Company's accounting policies. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain.

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

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years or more. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of March 31, 2003), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as "held-to-maturity", stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot reserve deposits. This amount is used for funding LVGI's various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets.

Equipment, software, trademarks and other intangibles. These assets are stated at cost and are depreciated or amortized over their estimated economic life, usually less than 10 years.

Item  3.     Controls  and  Procedures

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

                           PART II - OTHER INFORMATION

Item 1.  Legal  Proceedings

On March 24, 2003, a civil action was brought in the US District Court for the District of Nevada against us and others for patent violation by Planet Bingo, LLC. Management is currently evaluating this action for materiality, but notes that sometimes even frivolous patent lawsuits can be expensive to defend and thus can have a material effect on our business and operations.

Item 2.  Changes  in  Securities  and  Use  of  Proceeds

None.

Item 3.  Defaults  Upon  Senior  Securities

None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item 5.  Other  Information

None

Item 6.  Exhibits  and  Reports  on  Form  8-K.

         (a)     Exhibits:

Exhibit
Number     Description  of  Exhibit
--------------------------------------------------------------------------------
10.1 Agreement and Plan of Merger among Las Vegas Gaming, Inc., Las Vegas Twin, Inc., Triple Win in Nevada, Inc., and Robert G. Ducaj, II, John Mulligan, Leta K. Mulligan and Michael Cassidy dated April 30, 2003.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1);

     (b)     Reports  on  Form  8-K:

Form 8K filed February 6, 2003, regarding the January 27, 2003, resignation of Gary Baldwin as a Director of the Company;

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LAS  VEGAS  GAMING,  INC.



Date:     May15,  2003           /s/   Russell  R.  Roth
                                 ---------------------------
                                 Russell  R.  Roth
                                 Chairman of the Board and Chief Executive and
                                 Chief Financial Officer

                                 CERTIFICATIONS

I, Russell R. Roth, Chairman of the Board, and Chief Executive and Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Las Vegas Gaming, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  15,  2003


/s/ Russell  R.  Roth
_______________________
Russell  R.  Roth
Chairman  of  the  Board  and  Chief  Executive  and
Chief  Financial  Officer