Form 10QSB
period 2003-06-30
LAS VEGAS GAMING INC
filed 2003-08-19
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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
(Address of principal executive offices)

702-733-9703
(Issuer’s telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,686,955 shares of Common Stock as of July 15, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

GENERAL

The Company’s unaudited financial statements included with this Form 10-QSB are as follows:

  Balance Sheets as of June 30, 2003(unaudited), and December 31, 2002;

  Statements of Operations for the three months ended June 30, 2003, and June 30, 2002 (unaudited);

  Statements of Operations for the six months ended June 30, 2003, and June 30, 2002 (unaudited);

  Statement of Stockholders' Equity for January 1, 2003 to June 30, 2003 (unaudited);

  Statement of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited);

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

LAS VEGAS GAMING, INC. AND SUBSIDIARY BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002

ASSETS

Current assets:
Cash	$1,077,201	$1,050,610
Accounts receivable, net of allowance	502,211	65,877
Parts inventory	334,394	101,734
Prepaid expenses	2,451	127,062
Jackpot reserve deposits	4,196,251	4,079,806

	6,112,518	5,425,089

Equipment and software, net of accumulated depreciation	646,222	623,031
Other assets:
Trademarks, copyrights, patents and other intangibles net of accumulated amortization of $305,500 and $269,500	822,883	143,682
Due from officers	56,477	60,026
Deposits and other	62,140	45,152

	$7,700,230	$6,296,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$673,134	$69,194
Progressive jackpot liability	732,371	537,415
Notes payable	200,000	0

	1,605,505	606,609

Stockholders' equity:
Series A Convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B Convertible preferred stock, $.001 par, 5,000,000 shares authorized, 95,400 shares and zero shares issued and outstanding	95
Common stock, $.001 par, 25,000,000 shares authorized, 6,425,455 shares and 5,845,455 shares issued and outstanding	6,425	5,845
Additional paid-in capital	13,405,648	12,214,184
Due from officers and stockholders	(420,000)	(420,000)
Deficit	(6,897,984)	(6,110,199)

Sub-total	6,094,725	5,690,371

	$7,700,230	$6,296,980

See notes to financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARYSTATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 (Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Revenues
Casino inter-linked systems	$227,751	$288,363
Royalties	122,585
Product sales	301,747	4,891

	652,083	293,254

Costs and expenses
Gaming operations	280,534	560,786
Cost of products	194,932	5,799
Selling, general and administrative	573,684	356,040
Research and development	20,000	45,278
Depreciation and amortization	76,200	71,011

	1,145,350	1,038,914

Loss before interest and other income	(493,267)	(745,660)

Interest and other income	22,750	29,118

Net loss	$(470,517)	$(716,542)

Basic and diluted net loss per share	$(0.08)	$(0.12)

Weighted average shares outstanding	6,135,455	5,833,355

See notes to financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY STATEMENTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 (Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Revenues
Casino inter-linked systems	$462,760	$456,773
Royalties	122,585
Product sales	303,665	15,705

	889,010	472,478

Costs and expenses
Gaming operations	472,343	853,754
Cost of products	199,459	18,751
Selling, general and administrative	836,083	762,192
Research and development	54,553	81,918
Depreciation and amortization	152,400	142,022

	1,714,838	1,858,549

Loss before interest and other income	(825,828)	(1,386,071)

Interest and other income	38,043	65,169

Net loss	$(787,785)	$(1,320,902)

Basic and diluted net loss per share	$(0.13)	$(0.23)

Weighted average shares outstanding	6,011,169	5,827,057

See notes to financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 30, 2003 (unaudited)

	Series A preferred stock par value	Series B preferred stock par value	Common stock par value	Additional paid-in capital	Due from officers/ shareholders	Deficit

Balances, January 1, 2003	$541	$0	$5,845	$12,214,173	$(420,000)	($6,110,199)

580,000 shares issued incident to acquisition of Triple Win in Nevada, Inc.			580	579,420

Sale of 95,400 shares		95		476,905

Warrants issued to purchase game rights				3,145

Stock-based compensation				132,005

Net loss						(787,785)
	_________	_________	_________	_________	_________	_________

Balances, June 30, 2003	$541	$95	$6,425	$13,405,648	($420,000)	$(6,897,984)

See notes to financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 (Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Operating activities:
Net cash used in operating activities	$(98,927)	$(892,627)

Investing activities:
Deposits and other		(87,693)
Jackpot reserves	(116,445)	(198,074)
Purchase of equipment	(139,591)	(371,529)

Cash used in investing activities	(256,036)	(657,296)

Financing activities:
Repayment of note payable	(95,435)	22,044
Proceeds from sale of preferred stock	477,000	0

Cash provided by financing activities	381,565	22,044

Increase (decrease) in cash	26,601	(1,527,879)

Balance, beginning of period	1,050,610	3,930,732

Balance, end of period	$1,077,211	$2,420,853

Non-cash financing and investing activities
Warrants issued to acquire game rights	$3,145
Common stock and
payable issued in connection with acquisition	$880,000

See notes to financial statements.

LAS VEGAS GAMING, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    Basis of Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, previously filed with the Securities & Exchange Commission, from which the Balance Sheet information as of December 31, 2002, is derived.

The Company utilizes Financial Accounting Standard Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation , for valuing compensatory stock and option awards.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Contingencies:

Gaming regulations and licensing. The Company is licensed to conduct gaming operations in Nevada, New Mexico, Arizona, Mississippi, Nebraska, Oregon, Washington and certain Native American tribes. Failure to retain the necessary licenses would prevent the Company from fully implementing its business plans and could have an adverse effect on the Company.

Progressive jackpots . The Company provides cash reserve deposits and may directly or indirectly purchase insurance to fund the base jackpot liability. The Company's progressive jackpot commitment at June 30, 2003, was $3,878,917. The Company's insurance and cash reserves exceed its total commitment by approximately $3,217,334.

The Company utilizes Financial Accounting Standard Board Statement No. 123, Accounting for Stock-Based Compensation , for valuing compensatory stock and option awards.

 3. Acquisitions:

Triple Win of Nevada. Effective April 30, 2003, the Company acquired Triple Win in Nevada, Inc. (TWIN), a bingo supply distributor in a transaction valued at $880,000, including 580,000 shares of LVGI’s restricted common stock plus $300,000 of notes and cash paid to the former stockholders of TWIN. The transaction was accounted for in accordance with FASB Statement No. 141, Business Combinations , and resulted in $712,056 of recorded goodwill,

Imagineering. Effective July 1, 2003 (a subsequent event), the Company acquired Imagineering Systems, Inc. (Imagineering), a manufacturer of keno equipment and provider of the operating system used by the Company’s keno games in primarily a stock for stock transaction. Since the transaction occurred after the period presented, the historical financial statements of the Company do not reflect the assets and liabilities of Imagineering and any adjustment in the valuation of the assets and liabilities that will result in future consolidations.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

The Company is in the business of marketing and distributing casino games and is expanding into the distribution of certain related gaming supplies and equipment. The Company is licensed by gaming regulatory agencies in Nevada, Mississippi, Nebraska, Oregon, Washington and Arizona. The Company is positioned to offer its games, supplies, and equipment to approximately 500 casinos in these states and is planning for growth in Native American venues and certain foreign countries. There is currently no public market for the Company’s common stock. Management intends to apply for listing and to be traded on an exchange as soon as sufficient revenues and profits are being generated. Management anticipates that a modest level of profits will be generated by late 2003.

Historically, the Company’s revenues have been generated primarily from one game, Nevada Numbers, which is operated exclusively in Nevada. In April, the Company launched its second linked, progressive keno game, The Million Dollar Ticket (TMDT), on its Nevada Numbers network. This game offers a $1,000,000+ jackpot. On April 30 the Company consummated its acquisition of Triple Win in Nevada. Management believes that the addition of these two revenue streams is estimated to significantly enhance both revenue and cash flow in the coming periods.

In July, the Company began operating a new bingo game, Super Bonanza, in eight Nevada casinos. The Company is restricted by Nevada gaming authorities to these eight casinos until September 7, 2003, after which it expects to double by year end the number of casinos offering the game. Results to date are meeting management’s expectations. In addition, management anticipates expansion of The Million Dollar Ticket into several more Native American casinos during the third quarter of 2003.

Liquidity and Capital Resources

As of June 30, 2003, the Company maintained $1,077,211 in cash and cash equivalents and $4,196,251 in jackpot reserve deposits (collectively, “Liquid Resources”). During first half of 2003, the Company spent approximately $90,000 on capital equipment as it continued to supply its customers with equipment for Nevada Numbers. Approximately 20 new locations are expected in 2003 at an estimated aggregate cost of $120,000. Management anticipates that it will continue to operate at a cash flow deficit over the next two quarters as we expend cash for, among other things, cash flow deficiencies resulting from supporting new ventures particularly in bingo, the purchase of equipment for and the marketing and promotion of the Nevada Numbers network, and the expansion into Native American casinos. Additionally, the acquisition of Imagineering Systems, Inc. (ISI) that was consumated subsequent to June 30, 2003 will have short-term negative cash flow implications.

To fund its business plans, the Company is offering for sale through a best-efforts, exempt private placement offering, up to 500,000 Shares of Series B Convertible Preferred Stock (the “Shares”). The purchase price is $5.00 per Share. Each share is convertible into five common shares at any time at the holder's option. The convertible preferred shares are non-voting, non-coupon and non-interest bearing, and carry no preference rights as to dividends. Upon liquidation, however, the Series B Convertible Preferred Stock provides a preference to any liquidation funds over all common stock.

Provided the Company’s stock is traded on a public exchange, the Company will be able to call these shares during the first two years they are outstanding by returning 125% of the amount invested. This means that, at any time within 24 months of the issuance of the Series B Convertible Preferred shares, the Company will have the right to force the holder to return and cancel the Shares in exchange for the payment of 125% of the amount originally paid for the Shares. Following this two year period and continuing indefinitely, the Company will continue to have this right to call in and force the cancellation of the Shares based upon the payment to the holder of 125% of the amount originally paid for the Shares plus an additional 10% of the amount originally paid for the shares for each year thereafter.

If, at any time, the funds provided by the sale of the Shares are no longer needed or used to provide jackpot security for Nevada Numbers, then each holder of the Series B Convertible Preferred Stock will have the right to sell back up to 50% of the holder’s Series B Convertible Preferred Stock to the Company in exchange for the amount paid for that stock. And if, at any time, the funds provided by the sale of the Shares pursuant to this Offering are no longer needed or used to provide jackpot security for TMDT, then each holder of the Series B Convertible Preferred Stock will have the right to sell back up to 50% of the holder’s Series B Convertible Preferred Stock to the Company in exchange for the amount paid for that stock. In addition, beginning on July 31, 2008, and ending on October 31, 2008, the Series B Convertible Preferred Shareholders shall have the right, at their election, to sell back any Series B Convertible Preferred Stock to the Company in exchange for the amount paid for that stock.

To date the Company has collected $987,000 from the sale of the Shares and believes, although there is no assurance that, it will be able to raise the full amount allowed under the offering.

Results of operations

Revenues for the six months ended June 30, 2003 increased to $889,010 from $472,478 for the six months ended June 30, 2002. This increase in revenue was largely due to the acquisition of TWIN. Revenues from inter-casino linked systems was relatively flat for the two six-month periods; however, management believes that favorable real growth has occurred because the 2003 results were accomplished with significantly less sales and marketing expense.

Gaming operating expenses declined to $472,343 for the six months ended June 30, 2003, from $853,754 for the six months ended June 30, 2002. This decrease was largely due to a reduction in sales and marketing expenses. The Company incurred selling, general and administrative costs in the amount of $836,083 for the six months ended June 30, 2003 compared with $762,192 for the six months ended June 30, 2002.

Net losses for the six months ended June 30, 2003 were $787,785, down from $1,320,902 for the same period ended June 30, 2002. Generally, the decrease in the net loss was the result of the increased revenues, the reduction in overhead costs, and the lower levels of marketing and advertising expenditures. The basic and diluted net loss per share for the six months ended June 30, 2003, was $0.13, down from a loss of $.23 per share for the same period in 2002.

As indicated above, during the last few months the Company has dramatically decreased operating costs while continuing to boost revenues. Management plans to keep costs contained at current levels (absent the impact of the two recently completed business combinations) until operating income permits some modest growth in the Company’s infrastructure.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most significant estimate involves the calculation of the present value of the Nevada Numbers jackpot, the values assigned to individual assets and liabilities in allocating the purchase price in a recent acquisition, and the value of the Company's common shares issued in connection with the acquisition. The common share value was estimated at $1.00 based upon the contemporaneous offer of convertible preferred shares at $5.00 that are convertible into five common shares.

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

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years or more. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of June 30, 2003), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as “held-to-maturity”, stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot reserve deposits.
This amount is used for funding LVGI’s various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets.

Item 3.
    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, Mr. Russell Roth. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed inour reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings

On March 24, 2003, a civil action was brought in the US District Court for the District of Nevada against us and others for patent violation by Planet Bingo, LLC. Management believes that this suit has been substantially settled with the agreement by LVGI not to offer Rainbow Bingo until Planet Bingo’s suit with GameTech International is settled.

Item 2. Changes in Securities and Use of Proceeds

The Company issued 580,000 shares of restricted common stock in connection with the acquisition of TWIN. This transaction was exempt under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits:

Exhibit Number	Description of Exhibit
10.1 31.1 32.1

Acquisition agreement between Las Vegas Gaming, Inc., and Imagineering Systems Inc. on July 1, 2003.

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       LAS VEGAS GAMING, INC.

Date:    August 19, 2003                                                                       /s/ Russsell R. Roth

Russell R. Roth
Chairman of the Board and Chief and Principal Executive
and Financial Officer