Form 10QSB
period 2003-09-30
LAS VEGAS GAMING INC
filed 2003-11-19
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ]       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-30375

LAS VEGAS GAMING, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada                  ______            88-0392994
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes    [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,686,955 shares of Common Stock as of November 15, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GENERAL

The Company’s unaudited financial statements included with this Form 10-QSB are as follows:

  Balance Sheets as of September 30, 2003(unaudited), and December 31, 2002;

  Statements of Operations for the three months ended September 30, 2003, and September 30, 2002 (unaudited);

  Statements of Operations for the nine months ended September 30, 2003, and September 30, 2002 (unaudited);

  Statement of Stockholders' Equity for January 1, 2003 to September 30, 2003 (unaudited);

  Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited);

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

LAS VEGAS GAMING, INC. AND SUBSIDIARY BALANCE SHEETS

September 30, 2003 (Unaudited) December 31, 2002

ASSETS

Current assets:
Cash	$1,211,825	$1,050,610
Accounts receivable, net of allowance	443,074	65,877
Other receivable	150,000	0
Inventory	411,026	101,734
Prepaid expenses	7,281	127,062
Jackpot reserve deposits	3,819,053	4,079,806

	6,042,259	5,425,089

Equipment and software, net of accumulated depreciation	720,495	623,031

Other assets:
Goodwill	1,135,500

Trademarks, copyrights, patents and other intangibles net of accumulated amortization of $305,500 and $269,500	92,827	143,682
Due from officers	44,649	60,026
Deposits and other	68,950	45,152

	$8,104,680	$6,296,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$577,195	$69,194
Customer deposits	128,996	0
Progressive jackpot liability	729,224	537,415
Notes payable	106,644	0

F1

	1,542,059	606,609

Stockholders' equity:
Series A Convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B Convertible preferred stock, $.001 par, 5,000,000 shares authorized, 250,440 shares and zero shares issued and outstanding	250	0
Common stock, $.001 par, 25,000,000 shares authorized, 6,686,955 shares and 5,845,455 shares issued and outstanding	6,687	5,845
Additional paid-in capital	14,498,543	12,214,173
Due from officers and stockholders	(420,000)	(420,000)
Deficit	(7,523,400)	(6,110,188)

	6,562,621	5,690,371

	$8,104,680	$6,296,980

See notes to financial statements

F2

LAS VEGAS GAMING, INC. AND SUBSIDIARYSTATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

Revenues
Casino inter-linked systems	$227,025	$262,555
Royalties	136,671
Product sales	572,422	8,178

	936,118	270,733

Costs and expenses
Gaming operations	721,048	494,343
Cost of products	248,838	11,913
General and administrative	417,007	325,607
Research and development	78,876	65,951
Depreciation and amortization	83,212	73,662

	1,548,981	971,476

Loss before interest and other income	(612,863	(700,743)

Interest and other income and expense	(12,564	27,135

Net loss	$(625,427	$(673,608)

Basic and diluted net loss per share	$(0.09	$(0.12)

Weighted average shares outstanding	6,621,580	5,833,355

See notes to financial statements.

F3

LAS VEGAS GAMING, INC. AND SUBSIDIARY STATEMENTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Revenues
Casino inter-linked systems	$675,013	$715,254
Royalties	244,275
Product sales	905,841	27,957

	1,825,129	743,211

Costs and expenses
Gaming operations	927,019	1,244,956
Cost of products	468,461	30,663
General and administrative	1,501,928	1,184,853
Research and development	133,429	153,869
Depreciation and amortization	235,612	215,684

	3,266,826	2,830,025

Loss before interest and other income	(1,441,320)	(2,086,814)

Interest and other income	28,108	92,304

Net loss	$(1,413,212)	$(1,994,510)

Basic and diluted net loss per share	$(0.23)	$(0.34)

Weighted average shares outstanding	6,213,905	5,828,946

See notes to financial statements.

F4

LAS VEGAS GAMING, INC. AND SUBSIDIARY STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003 (unaudited)

	Series A preferred stock par value	Series B preferred stock par value	Common stock par value	Additional paid-in capital	Due from officers/ shareholders	Deficit

Balances, January 1, 2003	$541	$0	$5,845	$12,214,173	$(420,000)	($6,110,188)
580,000 shares issued incident to acquisitions of Triple Win in Nevada, Inc.			580	579,420
261,500 shares issued incident to acquisition of Imagineering Systems, Inc.			262	261,238
Sale of 250,440 shares		250		1,251,950
Warrants issued to purchase game rights				3,145
Stock-based compensation				132,005
Liabilities settled for stock options				56,612
Net loss						(1,413,212)
_________		_________	_________	_________	_________	_________
Balances, September 30, 2003	$541	$250	$6,687	$14,498,543	($420,000)	$(7,523,400)

See notes to financial statements.

F5

LAS VEGAS GAMING, INC. AND SUBSIDIARY STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Operating activities:
Net cash used in operating activities	$(965,766)	$(1,394,819)

Investing activities:
Acquisitions	17,057
Deposits and other	22,147	(105,582)
Jackpot reserves	260,753	(346,751)
Purchase of equipment	(225,176)	(374,999)

Cash provided by (used) in investing activities	74,781	(827,332)

Financing activities:
Proceeds from exercise of stock options	0	22,044
Repayment of borrowings	(200,000)	0
Proceeds from sale of preferred stock	1,252,200	0

Cash provided by financing activities	1,052,200	22,044

Increase (decrease) in cash	161,215	(2,200,107)

Balance, beginning of period	1,050,610	3,930,732

Balance, end of period	$1,211,825	$1,730,625

Non-cash financing and investing activities
Warrants issued to acquire game rights	$3,145
Common stock and
payable issued in connection with acquisitions	$1,141,500
Options issued to repay debt	$56,611

See notes to financial statements.

F6

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

Progressive jackpots . The Company provides cash reserve deposits and may directly or indirectly purchase insurance to fund the base jackpot liability. The Company's progressive jackpot commitment at September 30, 2003, was $3,819,053. The Company's insurance and cash reserves exceed its total commitment by approximately $4,111,825.

3.     Acquisitions:

Triple Win in Nevada. Effective April 30, 2003, the Company acquired Triple Win in Nevada, Inc. (TWIN), a bingo supply distributor in a transaction valued at $880,000, including 580,000 shares of LVGI’s restricted common stock plus $300,000 of notes and cash paid to the former stockholders of TWIN. The transaction was accounted for in accordance with FASB Statement No. 141, Business Combinations , and resulted in $623,295 of recorded goodwill.

Imagineering. Effective July 1, 2003, the Company acquired Imagineering Systems, Inc. (Imagineering), a manufacturer of keno equipment and provider of the operating system used by the Company’s keno games, in primarily a stock for stock transaction. The transaction was accounted for in accordance with FASB Statement No. 141, Business Combinations , and resulted in $512,205 of recorded goodwill.

F7

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

 Overview

The Company is in the business of marketing and distributing casino games and is expanding into the distribution of certain related gaming supplies and equipment. The Company is licensed by gaming regulatory agencies in Nevada, Mississippi, Nebraska, Oregon, Washington and Arizona. The Company is positioned to offer its games, supplies, and equipment to approximately 500 casinos in these states and is planning for growth in Native American venues and certain foreign countries. There is currently no public market for the Company’s common stock. Management intends to apply for listing and to be traded on an exchange as soon as sufficient revenues and profits are being generated. Management anticipates that a modest level of profits will be generated by the second quarter of 2004.

Historically, the Company’s revenues have been generated primarily from one game, Nevada Numbers, which is operated exclusively in Nevada. In April, the Company launched its second linked, progressive keno game, The Million Dollar Ticket (TMDT), on its Nevada Numbers network. This game offers a $1,000,000+ jackpot. On April 30, the Company consummated its acquisition of Triple Win in Nevada (TWIN), and on July 1, the Company consummated its acquisition of Imagineering Systems, Inc. (ISI). Management believes that the addition of these two companies will significantly enhance both revenue and cash flow in the coming periods.

In July, the Company began operating a new bingo game, Super Bonanza, in eight Nevada casinos. The Company expects to be operating the game in approximately 12 casinos by year end. Results to date are meeting management’s expectations. In addition, management anticipates expansion of The Million Dollar Ticket into several more Native American casinos during the fourth quarter of 2003.

Liquidity and Capital Resources

As of September 30, 2003, the Company maintained $1,211,825 in cash and cash equivalents and $3,819,053 in jackpot reserve deposits (collectively, "Liquid Resources"). Management anticipates that it will continue to operate at a cash flow deficit over the next two quarters as the Company expends cash for, among other things, supporting new ventures particularly in bingo, the purchase of equipment for and the marketing and promotion of the Nevada Numbers network, and the expansion into Native American casinos.

To fund its business plans, the Company is offering for sale through a best-efforts, exempt private placement offering, up to 500,000 Shares of Series B Convertible Preferred Stock (the "Shares"). To date, the Company has collected $1,252,200 from the sale of 250,440 shares and believes, although there is no assurance that, it will be able to raise the full amount allowed under the offering. The purchase price is $5.00 per Share. Each share is convertible into five common shares at any time at the holder's option. The convertible preferred shares are non-voting, non-coupon and non-interest bearing, and carry no preference rights as to dividends.

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

Results of operations

Revenues for the nine months ended September 30, 2003, increased to $1,825,129 from $743,211 for the nine months ended September 30, 2002. This increase in revenue was largely due to the acquisition of TWIN ($955,000) and ISI ($265,000). Revenues from inter-casino linked systems were relatively flat for the two nine-month periods.

Gaming operating expenses declined to $927,019 for the nine months ended September 30, 2003, from $1,244,956 for the nine months ended September 30, 2002. This decrease was largely due to a reduction in advertising expenses. The Company incurred general and administrative costs in the amount of $1,501,928 for the nine months ended September 30, 2003, compared with $1,184,853 for the nine months ended September 30, 2002. General and administrative expenses were up primarily due to increases in from professional fees ($127,000) and payroll and related expenses ($234,000) incurred in connection with or as a result of the acquisitions of TWIN and ISI.

Net losses for the nine months ended September 30, 2003, were $1,413,212, down from $1,994,510 for the same period ended September 30, 2002. Generally, the decrease in the net loss was the result of the increased revenues resulting from the TWIN and ISI acquisitions and lower advertising expenses. The basic and diluted net loss per share for the nine months ended September 30, 2003, was $0.23, down from a loss of $.34 per share for the same period in 2002.

As indicated above, during the last few months the Company has dramatically decreased operating costs while continuing to boost revenues. Management plans to further reduce costs from current levels until operating income permits some modest growth in the Company’s infrastructure.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most significant estimate involves the calculation of the present value of the Nevada Numbers jackpot, the values assigned to individual assets and liabilities in allocating the purchase price in recent acquisitions, and the value of the Company's common shares issued in connection with such acquisitions. The common share value was estimated at $1.00 based upon the contemporaneous offer of convertible preferred shares at $5.00 that are convertible into five common shares.

The following is a summary of what management believes are the critical accounting policies related to the Company.

Revenue and cost recognition. The operation of casino inter-linked systems varies slightly among jurisdictions as a result of different gaming regulations. However, in all jurisdictions, the linked progressive jackpot increases based on the amount wagered. A percentage of the wagers are recognized as revenue by the Company (and by the participating casinos) and a portion is used to purchase insurance to fund the base progressive jackpot. The Company recognizes a liability and a cost for the present value of the increase in the progressive meter for jackpots not yet won.

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked Nevada Numbers progressive jackpot is won (none as of September 30, 2003), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as "held-to-maturity," stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot reserve deposits. This amount is used for funding LVGI’s various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. This evaluation was carried out under the supervision and with the participation of the Chief Executive and Financial Officer, Mr. Russell Roth. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

 PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

The Company issued 261,500 shares of restricted common stock in connection with the acquisition of Imagineering Systems Inc. This transaction was exempt under Section 4(2) of the Securities Act.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

None.

Exhibit Number	Description of Exhibit
31.1 32.1

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

                                                                                                                            LAS VEGAS GAMING, INC.

Date:         November 18, 2003
                                                                                                                            /s/ Russell R. Roth
                                                                                                                          Russell R. Roth                                                                                                     Chairman of the Board and Chief and Principal Executive
                                                    and Financial Officer

