Form 10KSB
period 2003-12-31
LAS VEGAS GAMING INC
filed 2004-03-30
CIK 1103993

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

FORM 10KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No. 0-30375

LAS VEGAS GAMING, INC.
(Exact name of Registrant as specified in its charter)

NEVADA                         88-0392994
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                                                                                                                                Identification Number)
4000 West Ali Baba, Suite D
Las Vegas, Nevada                                                                                                                                                   89118
(Address of principal executive offices)                                                                                     (Zip Code)

Registrant’s telephone number, including area code:                (702) 871-7111

Securities registered pursuant to Section 12(b) of the Act:        NONE

Securities registered pursuant to Section 12 (g) of the Act:      25,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 2003 were $2,909,819

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2003 is : $5,789,778

The number of shares of the issuer’s Common Stock outstanding as of December 31, 2003 is 6,688,955.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Las Vegas Gaming, Inc. and subsidiaries (the "Company" or "LVGI") is in the business of developing, marketing and distributing casino games, selling gaming supplies and keno equipment, and providing various related services to the gaming industry. Currently, LVGI owns the rights to a number of games, including, among others, "Nevada Numbers ™ ", "Vegas Numbers?", "Nevada Bingo ™ ", "Nevada Combo ™ ", "Nevada Bonanza" and "4-Play Amore ™ ". During 2003, the Company expanded its product lines by acquiring Imagineering Systems, Inc. (ISI) and Triple Win in Nevada (TWIN). The TWIN acquisition was completed on May 1, 2003 and the ISI acquisition was completed on July 1, 2003. TWIN was in the business of distributing bingo products to casinos in Southern Nevada. ISI was in the business of selling keno equipment throughout the world. The assets and operations of ISI and TWIN have been merged and integrated into the Company’s business components.

LVGI currently intends to focus its efforts on the development and operation of its keno (Nevada Numbers ™ and a linked, progressive 10-spot game known as The Million Dollar Ticket?) and bingo (Nevada Bingo ™ and Super Bonanza) games in Nevada and in Native American Casinos (American Numbers and American Bingo). Additionally, resources will be directed at launching keno routes in Nevada and Arizona. Effort will also be directed at increasing sales in what were the core products of TWIN and ISI. With the completion of the engineering of a state-of-the-art keno system, it is anticipated that the sale of keno systems will increase over the next couple of years. Additionally, our bingo electronics supplier is introducing some new products that should allow our bingo distribution to grow.

The vast majority of our sales are generated in Nevada, with the majority coming from the southern part of the state. Looking forward to the next two or three years, we expect this concentration to increase, partially as a result of launching Nevada Keno and Gamblers Bonus promotions.

In order to supply gaming industry products and services, many states require suppliers to obtain special licenses. Such licenses have been awarded to LVGI in Nevada, Oregon, Nebraska, Mississippi, Washington and Arizona. Efforts are underway to secure licenses in New Jersey and Montana.

Corporate Organization and History

LVGI was incorporated pursuant to the laws of the State of Nevada on April 28, 1998, and has two inactive subsidiaries, 100% owned Imagineering Gaming, Inc. and 85% owned Las Vegas Keno, Inc.

Casinos Games Business Component

All products sold by LVGI are manufactured by outside companies. The responsibility for installing and maintaining games depends on the type of game and the individual arrangement reached with the participating casino. LVGI arranges for the initial training of casino personnel on the various games.

Nevada Numbers TM . Nevada Numbers TM is a variation of keno. Classic Keno is a game in which bets are made and recorded on a keno ticket. This ticket contains 80 numbered squares that correspond exactly to the 80 numbered balls in a selection hopper. A player marks a ticket to play between three and ten different numbers. The keno operator then draws 20 out of the 80 numbers, and displays the results throughout the casino. The more numbers that match, the more money the player wins. Payout awards vary from casino to casino and are affected by the amount wagered.

Nevada Numbers TM differs from the classic form of keno in that fewer numbers (5 rather than 20) are drawn. In addition, as LVGI plays the game, it is "linked" and "progressive". Linking is the process of tying together otherwise separate games held at different unassociated casinos (locations not under common ownership) into one. In other words, players at several different locations all choose numbers that are matched to the same five-number draw. A game is "progressive" when the jackpot grows each time a ticket is purchased. After a progressive jackpot is won, the winning player may be paid the jackpot in the form of an annuity for 20 years or more, or a present-value lump sum amount. The jackpot resets to a base amount from which it will increase until it is won again. The process of linking games and creating a progressive jackpot provides an enticement to players because of the potential for a life-changing event.

Vegas Numbers TM. Vegas Numbers TM (formerly known as BonusKeno and Quick Pic Keno) is another variation of keno. The key difference in this game is that the winning numbers (20 out of 80) have all been pre-picked before the game is played and the player receives a pre-marked ("swiped") card. The player can buy a card with 4, 5, 6, 8 or 10 numbers already swiped. All cards are sealed so that no one will know the numbers on the cards until they are opened. Once a player has unsealed the card, he can compare his ticket to the pre-picked winning numbers to determine if he is a winner.

For security purposes, the cards used in the Vegas Numbers? game are prepared using a process called "micro-printing", which is an encrypted bar code. A random swipe generator produces the card. Neither the manufacturer nor the casino knows what swipes are on the inside of any one card. These cards are then sold and verified using a point-of-sale system. The reverse side of each ticket bears the payout for that particular game.

Classic Keno requires players to wait for a game to close and new numbers to be drawn before they can play again. Vegas Numbers? gives players the opportunity to purchase a ticket, open it and then play again if he so desires. Winning cards can then be immediately redeemed. The faster turnaround encourages players to play more.

LVGI is focusing on foreign countries in marketing this game. The game is currently not being played anywhere. Efforts are being made to start the game in Australia and South Africa.

Super Bonanza . Super Bonanza is a linked, progressive, $100,000-base jackpot bingo game launched in July 2003. It is currently being played in eight Nevada casinos, and management expects that by mid 2004 it will be operating in four to six additional Nevada casinos. The game has been very well received by both players and casinos, and management plans to start distributing the game to Native American casinos and military bingo halls in several states by mid-year.

Nevada Keno. Nevada Keno is a linked keno game. The game is linked among associated and unassociated properties. The game is scheduled to begin its testing period in March of this year with five casinos participating. The test should last approximately 30 days after which we would expect to expand the participating casinos to the 10 to 20 casino range.

Linking and Satelliting of Games. A fundamental trait of all progressive games is that they are connected to other machines such that a portion of every bet made at each linked game is funneled electronically into the progressive jackpot. LVGI can connect its games in one of two ways - linking or satelliting.

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

LVGI has technology to link and progress its games and is licensed by the Nevada Gaming Control Commission to link its games within the state.

"Satelliting" refers to the process by which an entire keno game is connected among properties. For example, "satellite keno" is one game, run by a master computer with several ticket outlets in other locations connected by telephone lines. A master computer and a ball draw device are installed at the host casino. The master computer runs the game. The results of the game are communicated through the dedicated telephone lines to the satellite computers located at the satellited properties. Each casino is responsible for the results of the tickets it sells. LVGI currently possesses the means to satellite an entire keno game among distant properties. This technology enables casinos to realize some cost savings through conducting a centralized ball draw. Additionally, through Nevada Keno, individual casinos can transfer the bankroll responsibilities to LVGI.

Product Sales and Service Business Component

In addition to the games described above, we also generate revenue through sales of keno and bingo equipment and supplies, through participation agreements and through service contracts.

Distribution of keno and bingo equipment and supplies. We plan to grow these product lines modestly in the years to come. The greatest potential for growth is in the supplies needed to play these games. With the exception of electronic bingo machines, both the bingo and keno new equipment markets are very small and growing very slowly. However, we are committed to these equipment product lines because they complement our casino games component and we have recently completed the development of a state-of-the-art Windows-based, touch screen keno system. We expect to begin developing a similar system for bingo this year, as well as kiosk-based applications for our casino games. Currently, Nevada Numbers TM can be installed on a casino’s existing keno equipment if they are operating an ISI ImagePlus TM Keno System. ImagePlus TM users currently account for roughly 65% of the keno installations in Nevada.

Participation agreements. Some customers prefer to reduce their investment in their bingo and / or keno operation. In such circumstances, we have agreed to supply the necessary equipment in exchange for a participation interest in the revenues produced and in the jurisdictions we operate, have received regulatory approval to do so. While a minor portion of our business currently, we expect the number of these types of transactions to increase in the future.

Service contracts. Nearly all our keno and bingo equipment is sold with a service contract that provides on-going maintenance for the equipment. These service contracts are an important component of Company revenue and we expect them to continue to be important to our future.

Government Regulation

1. Potential Legal, Regulatory and/or Compliance Risk. LVGI is required to obtain (and maintain) licenses and product approvals in all jurisdictions in which it distributes its gaming products. The licensing and approval process will generally involve extensive investigations into: (i) the gaming products produced, (ii) LVGI itself, and (iii) LVGI’s officers, directors, and principal shareholders, and can require significant expenditures of time and resources. In addition, gaming regulatory authorities have broad discretionary powers and may deny applications or revoke approvals on any basis they deem reasonable. There is no guarantee that LVGI, its products or its personnel, will be able to maintain all required approvals.

Potential shareholders should note that any beneficial holder of an equity interest in LVGI might be subject to investigation by any gaming authority in any or all jurisdictions in which LVGI does business, if such authorities have reason to believe that such ownership may be inconsistent with the state's gaming policies. Persons who acquire beneficial ownership of more than a certain designated percentage of LVGI’s common shares may be subject to certain reporting and qualification procedures. In addition, changes in control of LVGI and certain other corporate transactions may not be effectuated without the prior approval of the gaming authorities in those jurisdictions in which LVGI does or anticipates doing business. Such regulatory provisions could adversely affect the marketability, if any develops, of the common shares and could prevent certain corporate transactions, including mergers or other business combinations.

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

In the event gaming authorities determine that an officer, director, key employee, stockholder or other person of LVGI is unsuitable to act in such a capacity, LVGI will be required to terminate its relationship with such person or lose its operating rights and privileges in that jurisdiction. This may have a material adverse effect on LVGI. Such a finding of unsuitability could have a material adverse effect on LVGI’s future. There can be no assurance that LVGI will obtain all the necessary licenses and approvals or that its officers, directors, key employees, their affiliates and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which its products are sold or used by persons licensed to conduct gaming activities. The failure to obtain such licenses and approvals in one jurisdiction may affect LVGI's licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on the business prospects of LVGI.

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

3. Regulation and Licensing – Nevada. The manufacturing and distributing of gaming devices and the operation of inter-casino linked systems in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated there under (collectively, "Nevada Act"); and (ii) various local regulations and ordinances. The Company ’ s manufacturing, distributing and gaming operations (collectively, "Gaming Operations") are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various county and city licensing agencies. The Nevada Commission, the Nevada Board and the various county and city licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company’s Gaming Operations.

The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. The Company is also licensed by the Nevada Commission as a manufacturer and distributor of gaming devices, and as an operator of an inter-casino linked system ("OILS"). The Company has obtained from the Nevada Commission the various registrations, approvals, permits and licenses (individually a "Gaming License" and collectively, "Gaming Licenses") required in order to engage in Gaming Operations in Nevada. The Company’s Gaming Licenses are also conditioned to allow the Chairman of the Nevada Board or his designee to order the Company to cease any gaming activities if he determines that the minimum bankroll requirements set forth in the Nevada Act are not being met.

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

The Nevada Act requires any person, including an OILS, such as the Company, who is authorized to receive a share of the revenue from any slot machine or gaming device operated on the premises of a licensee, to remit and be liable to the licensee for that person’s proportionate share of the license fees and tax paid by the licensee. The gross revenue fees for non-restricted locations are 6.75% of gross revenues (the difference between amounts wagered by casino patrons and payments made to casino patrons). Significant increases in the fixed fees or taxes currently levied per machine or the fees currently levied on gross revenues could have a material adverse effect on the Company.

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

If it were determined that the Nevada Act was violated by the Company, the Gaming Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any Gaming License could (and revocation of any Gaming License would) materially adversely affect the Company’s Gaming Operations.

Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company ’ s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an institutional investor, as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of the Company’s voting securities for a limited period of time and maintain the waiver. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. A beneficial holder of voting securities, who must be found suitable in a corporation, partnership or trust, must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

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

The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds there from are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer’s or distributor’s license, also pay certain fees and taxes to the State of Nevada.

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

Marketing of Casino Games

LVGI licenses its games directly to casinos. Initial contact with Casinos is made either from mailing of marketing materials, referrals or direct solicitation by our employees and marketing agents. Once a game is picked up by a Casino, it is marketed via various types of media including billboards, newspapers, magazines, radio and television. Advertising within a casino property may include plasma screens, table tents, flyers, slot toppers and show cards to stimulate curiosity and game play. We sometimes participate in this type of marketing directly.

Marketing of Other Products and Services

There are very few keno and/or bingo equipment suppliers in the world. If a new installation is desired, a very rare occurrence, LVGI will almost certainly be contacted for a quote. In the more likely event of an update to a current installation, the supplier of the initial installation will almost certainly be contacted for the update. With the advent of our new state of the art keno system, we have an opportunity to change this current approach and we plan to do just that. Once the upgrade is complete, we will contact all current keno operators and attempt to sell them that our new Windows-based, touch screen system. While we aren’t anticipating overwhelming success, we do anticipate selling a few more systems in the near future than we have sold in the recent past. Most of the sales will be the result of direct contact by our sales people.

Service Contracts

Service Contracts are another source of revenue. These contracts are a by-product of selling bingo and keno equipment. LVGI plans to continue to emphasize service as it is important to our reputation and, therefore, to our future equipment sales. Additionally, in these times of very few opportunities to sell equipment, service revenue is an important source of recurring profits.

Competition

Competition among gaming equipment and supply companies and among developers and distributors of individual games is strong and presents a significant barrier to entry as well as growth. LVGI faces competition from developer companies and individual casino operators that offer several progressive slot and table games, including MegaBucks ™ , Quarter Mania ™ , Nevada Nickels ™ , and Caribbean Stud ™ , all of which feature a growing jackpot like LVGI’s progressive keno and bingo games.

While the market has not been dominated by any single entity, some of LVGI's existing competitors have significantly greater financial and technical resources. Moreover, because LVGI is a relatively new enterprise, it may be more vulnerable than its existing competitors to the impact of new or more intense competition. It is always possible that existing or new competitors could develop games that prove more attractive to casino operators and the gaming public and which could have a material adverse effect on the future success of LVGI.

We also face a significant amount of competition from a broad range of casino games in the play of our games, such as Nevada Numbers. These games are typically better known by patrons as well as more extensively marketed by Casinos and the game owners. This underlying competition for patron dollars in bets and ticket sales has and will continue to have an effect on our profits as our revenues are based on a percentage of ticket sales for our games.

Employees

As of December 31, 2003, LVGI had 32 employees (compared to nine at December 31, 2002), only one of whom is an officer of the company. LVGI plans to hire additional financial and compliance employees in the near future including a Chief Financial Officer and a Compliance Officer. Additional engineering and marketing personnel are also required. However, new employees will be hired subject to LVGI’s ability to pay them out of operating cash flow.

LVGI’s only officer is Mr. Russell R. Roth, President, CEO, CFO, Chairman, Secretary and Treasurer.

Gary Baldwin resigned as a Director January 27, 2003 (see Item 12 - Certain Relationships and Related Transactions).

Intellectual Property and Other Proprietary Rights

Mr. Mark Valenti, former director and officer of LVGI and inventor of LVGI’s progressive keno games, applied for and recently received a patent for the games. Mr. Valenti assigned his patent rights to LVGI. No assurance can be given that the patent will withstand a challenge as to its validity. LVGI has also applied for, and received, certain trademarks and copyrights associated with its casino games. LVGI also owns several other trademarks filed with the State of Nevada and the U.S. Patent and Trademark Office and other intellectual property that is protected by federal copyright and trade secret laws.

LVGI intends to protect any future products it develops through a combination of patents, trademarks, copyrights and trade secrets.

Research and Development Expenditures

LVGI spent $196,218 on research and development during the fiscal year end December 31, 2003.

ITEM 2.     DESCRIPTION OF PROPERTIES

LVGI owns no real property. LVGI is headquartered in leased premises at 4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada, 89118.

ITEM 3.     LEGAL PROCEEDINGS

LVGI is due approximately $1.1 million from American Wagering, Inc. (AWI), an owner of race and sports books and manufacturer of race and sports book systems that is currently operating under the protection of the US Bankruptcy Court for the District of Nevada. LVGI and AWI have entered into a settlement agreement that would fix the amount owed at $1.0 million as of the effective date of the settlement agreement, plus interest thereafter at 6% per annum. The settlement agreement is subject to and effective upon Bankruptcy Court approval of AWI’s plan of reorganization. Subsequent to December 31, 2003, a subsidiary of AWI, not in bankruptcy, has loaned LVGI $320,000, interest free, to be repaid from the proceeds LVGI is due once the AWI bankruptcy is settled. While it is expected that AWI will emerge from bankruptcy within the next few months, no such assurance is given and there is no assurance that AWI would then be able to pay LVGI the amount due. LVGI has agreed to accept the remaining amount due (approximately $680,000 plus interest) in installments over two years following the effective date of the proposed settlement agreement and AWI’s plan of reorganization.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LVGI held its annual meeting of shareholders on November 12, 2003. Business conducted at the meeting included the following proposals:

                   (1)  To elect three directors to serve until the next annual meeting or until their successors are elected and qualified;

       (2)  To confirm the appointment of Piercy, Bowler, Taylor and Kern as auditors for the Company;

       (3)  To transact any other business that may properly come before the meeting or any adjournment of the meeting.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on September 12, 2003, were entitled to vote. The number of outstanding shares at that time was 6,686,955 held by approximately 393 shareholders. The required quorum of shareholders was present at this meeting.

With respect to the first matter, the stockholders present at the meeting and in attendance by proxy voted to elect Messrs. Roth, Irvine and Ms. Cane to the Board of Directors.

With respect to the second matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to confirm the appointment of Piercy, Bowler, Taylor and Kern as auditors for the Company.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Currently, there is no public market for the Company's common stock, and there can be no assurance that an active public market for this stock will develop or will be sustained.

As of December 31, 2003, there were approximately 393 shareholders of record of LVGI’s Common Stock.

LVGI has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a list of equity securities sold by LVGI during the period covered by this report that were not registered under the Securities Act.

1. We issued 316,540 shares of our preferred series B shares to investors.

2. We issued 580,000 common shares in connection with the acquisition of TWIN.

3. We issued 263,500 common shares in connection with the acquisition of ISI.

4. We issued 257,000 options at an exercise price of $4.55 and 50,000 at an exercise price of $3.00. Most of these options were issued in connection with the acquisitions of TWIN and ISI.

5. We issued 64,827 warrants and 10,000 warrants expired.

ITEM 6.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS OR PLAN OF OPERATIONS

Overview of 2003 and Business Strategy for 2004

2003 was a year of dramatic change for LVGI. In 2002, we essentially had only one revenue source, Nevada Numbers. Our total revenues were approximately $1.0 million. In 2003, our revenues more than doubled to $2.8 million, primarily as a result of acquiring TWIN and ISI in May and July, respectively.

Notwithstanding these significant changes in the Company business model, our primary mission continues to be the delivery of new, linked, progressive, life-changing games to the worldwide gaming industry. We are much more aware of the difficulty in accomplishing this mission today than we were at the inception of the business plan. Today we recognize that a more substantial infrastructure is required. We also know that more time and financial resources are required than we would have imagined in 1998. We expect our recent diversification of revenue sources to help enable us to overcome these weaknesses as partially demonstrated by our improved operating results in 2003.

Our net loss for 2003 was $675,065 less than 2002 primarily as a result of adding the TWIN and ISI product lines and certain resultant economies of scale. The improvement occurred notwithstanding an increase in bad debts and the abandonment and write-off of certain equipment and other assets that were no longer useful in our future plans or marketable separately. Further improvement is expected in 2004 as a result of the introduction of new casino games, such as Nevada Keno and Gamblers Bonus Giveaway, the offering of our games into Native American casinos, a full year of selling the TWIN and ISI product lines, and reductions in office rent and compensation expense that began in late 2003. By the close of 2004, we hope to have the necessary infrastructure in place and the necessary financial resources on hand to enable us to succeed in our primary mission.

Strategically, LVGI is now positioned to provide a broad range of services for both the bingo and keno segments of the gaming industry. This broader base of products and services should allow us to take a more complete business model and practices to other states and to other countries. We expect new ventures will be undertaken slowly and carefully as a result of capital and human resource constraints. Once stabilized and profitable operations are achieved, we plan to acquire additional human resource talents and begin to undertake more expensive and time-consuming opportunities in existing and new markets.

Management plans to expand distribution of Nevada Numbers over the coming year, not only by increasing the number of casinos offering the game, but also by expanding the points of distribution in each casino . Slot machines, race and sports books and kiosks are all potential incremental distribution points within the casinos. Additionally, management has found that Nevada Numbers makes an excellent promotional game and is pursuing several avenues to increase this use for the game. We also expect to launch Nevada Keno and the Gamblers Bonus Giveaway, and significantly expand The Million Dollar Ticket and Super Bonanza during 2004.

The sale of keno and bingo supplies is expected to remain a steady source of revenue for LVGI. The acquisition of TWIN makes LVGI a major player in this segment. While significant growth is unlikely, slow and steady growth may be possible as we emulate our success in bingo in keno.

The sale of keno and bingo equipment has not been a focus in the past. However, with the completion of our state-of-the-art keno system in early 2004, we believe we can now aggressively pursue the relatively few, but high dollar value, sales opportunities in this product line. In addition to a few opportunities in Nevada, there are several overseas opportunities and a few in other states, primarily Nebraska and Montana. We anticipate in 2004 we will increase keno equipment sales and leases.

Placement of bingo electronics should continue to be a significant source of revenue for the Company in 2004. However, our technology supplier’s products no longer have a significant technological advantage over the competition. If we are able to increase market share, which is not known, it will come from leveraging our games and keno synergies.

Maintenance contracts and other equipment maintenance services should also remain a steady source of revenue for LVGI. In addition, these customers are also candidates for future equipment, supplies and game sales.

Critical Accounting Estimates and Policies

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

The following is a summary of what management believes are the critical accounting estimates and policies related to the Company. See note 2, "Summary of Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in Part IV, Item 13 for additional discussion of the Company’s accounting policies. The application of these policies, in some cases, requires the Company’s management to make estimates involving subjective judgments regarding the effect of matters that are inherently uncertain.

Revenue and Cost Recognition. The operation of casino inter-linked systems varies slightly among jurisdictions as a result of different gaming regulations. However, in all jurisdictions, the linked progressive jackpot increases based on the amount wagered. As wagers are made, a percentage of the wagers representing the Company’s royalty is recognized as revenue by the Company (and by the participating casinos) and the balance is used to purchase insurance to fund the base jackpot. The Company also recognizes a liability and a cost for the increase in the progressive meter for jackpots not yet won. In the case of jackpots payable over time, the Company uses a present value calculation to determine the size of the liability.

The winner of the Nevada Number jackpot would be paid the amount of the progressive meter in equal installments over a period of 20 years or more. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none through December 31, 2003), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as "held-to-maturity", stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot Reserve Deposits. As of December 31, 2003, LVGI had cash of $1,005,561 as compared to $1,496,194 as of December 31, 2002. In addition, LVGI had jackpot reserve deposits of $3,812,963 as of December 31, 2003, and $3,634,222 of jackpot reserve deposits as of December 31, 2002. This amount is used for funding LVGI’s various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets. The required reserves are establishment by gaming regulation. The estimated jackpot liability consists of the uninsured portion of the base progressive jackpot plus the present value of the increase to the progressive jackpot meter using an interest rate equal to the prevailing 20-year Treasury Bond.

Equipment, Software, Trademarks and Other Intangibles. These assets are stated at cost and are depreciated or amortized over their estimated economic life, usually less than 10 years. Estimated lives are estimated based on the historical performance and rates of technological obsolescence of similar assets.

Goodwill Impairment. Goodwill is evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability forecasts, including the impact on other operations of the Company. Numerous estimations are required in predicting the future profitability of the related businesses and the marketability of their products within the competitive market, in other words, the businesses’ competitive position and estimated ability to compete.

Results of Operations

Revenues. Casino games revenue consists of revenue from the licensing of Nevada Numbers, Million Dollar Ticket, and Super Bonanza in 2003 and from Nevada Numbers in 2002. Product sales include primarily the sale of bingo paper and ink and keno equipment. Other revenues consist primarily of service contracts, royalties related to the placement and service of electronic bingo devices, and, to a lesser extent, participation agreements.

In 2003, LVGI generated approximately $2,910,000 in revenues compared to $1,004,000 in 2002. Sale of products increased approximately $1,128,000 and other revenues increased $821,000, primarily as a result of the acquisition of ISI and TWIN.

As planned, revenues from casino games decreased slightly as a result of fewer promotions, offset by the introduction of the two new games. LVGI’s most significant licensing agreement is with Caesars Entertainment Corporation ("Caesars"). Under this agreement, LVGI granted a non-exclusive license to Caesars for its 5-spot Nevada Numbers? game. Caesars is allowed to operate the game in its Nevada casinos and broadcast the results on its web site. The license also applies to New Jersey, Mississippi, Louisiana, and Indiana, subject to regulatory approval; the license agreement does not apply to Native American gaming operations in any state. In return, Caesars has agreed to pay a license fee to LVGI on a per ticket basis. In 2003, this agreement accounted for approximately 25% of the Company’s revenues from casino games, approximately 33% in 2002 . Similar agreements have been entered into with 44 other Nevada-based casinos in Las Vegas, Reno, Laughlin, Lake Tahoe, Pahrump and Fallon.

Costs and Expenses. During the same period, direct operating costs and expenses increased to approximately $2,483,000 from $1,196,000 primarily as a result of acquiring ISI and TWIN.

Selling, general, and administrative. The reduction in selling, general and administrative expenses to approximately $1,990,000 from $2,026,000 reflects a $705,000 reduction in advertising and promotional expenses associated with the Company’s casino games, offset by the numerous changes in the operating characteristics of the Company as a result of the acquisition of ISI and TWIN. Even though there were numerous benefits and synergies achieved in the merger - for example there are 7 fewer people employed (a nearly 20% reduction in headcount) in the combined head counts of the companies, there was an overall increase in the cost structure including executive management salaries ($300,000), facilities rent ($66,000), professional fees ($40,000), and general office and miscellaneous expenses ($150,000). In addition, bad debt expense related to the Company’s casino games component increased $113,000 primary as a result of two customers filing for bankruptcy and discontinuing operations.

Research and development. The reduction in research and development costs, while slight, is a reflection of our progress toward completing the Windows version of our keno system software.

Depreciation and Amortization. The Company reported depreciation and amortization expense of approximately $203,643 in 2003 as compared to $293,000 in 2002 as a result of tight cost controls on capital spending. We expect depreciation and amortization expense to decrease further in 2004, assuming we launch the Gamblers Bonus Giveaway and finance the required equipment (approximately 800 plasma screens) with an operating lease as is currently expected.

Other income (expense).

Included in other income (expense) are interest income and disposal of certain assets. Interest income declined in 2003 primarily as a result of lower average deposit balances and considerably lower interest rates on those lower deposits.

Related Party Agreements

In 2001and 2002, the Company loaned its then directors and officers, Messrs. Roth, Baldwin and Maul, sufficient funds to exercise all their non-qualified stock options and pay the federal income tax due upon exercise. The primary intent of these loans was to allow the Company to increase the number of its issued and outstanding common stock, thereby reducing the percentage ownership of certain shareholders and facilitating and streamlining the license application process in jurisdictions requiring all 5% or greater shareholders to apply. Interest is due on the loans for the first four years. At the end of the fifth year the full amount of the loan is due and payable.

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

Liquidity and Capital Resources

As of December 31, 2003, the Company maintained approximately $1,006,000 in cash and cash equivalents versus $1,496,000 in the prior year .

Our most significant capital resource requirement will be associated with the planned acquisition of 800 plasma screens ($2.5 million), should the expected Gamblers Bonus Giveaway promotion occur. It is expected that this requirement would be financed through an operating lease.

LVGI raised additional capital in 2003 to fund its operations and expansion plans. We have raised $1.7 million pursuant to our recently closed Series B preferred private placement . We have another private placement underway currently (Series C preferred) and hope to raise approximately $800,000. Improving operating results, the proceeds from the two offerings, proceeds from the AWI settlement, and the anticipated operating lease financing of plasmas screens should provide LVGI with sufficient financial resources to fund its operations and business expansion plans through 2004 .

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

ITEM 8A:         CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, specifically Mr. Russell Roth, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names of our officers and directors, their present positions, and some brief information about their background. The Company does not have a written employment agreement with any of its officers or directors.

Name                                    Age                         Offices Held
------------------------       -------        --------------------------------------------------
Russell R. Roth    57     CEO, President, CFO, & Director

Rich Irvine                              61     Director

Kyleen Cane                          49     Director

Russell R. Roth. Mr. Roth has been President, Chief Executive Officer, Chief Financial Officer and Chairman of the Company since April 1998. From January 1995 until December 1999, Mr. Roth was the feature writer, editor and co-owner of the Las Vegas Investment Report and has managed portfolios for a few select individuals. From September 1994 to April 1996, he served as President of National Investment & Tax Managers, Inc. From January 1987 to April 1993, Mr. Roth was Chief Financial Officer of Sotheby's Holdings, Inc., an art auction company. At Sotheby's Holdings, Inc., he spearheaded the Company's initial public offering in 1988. From 1983 to 1986, Mr. Roth served as Chief Financial Officer of Cessna Aircraft Company where he coordinated a successful merger of the Company with General Dynamics Corp. From 1974 to 1983, he served in various financial capacities for Rockwell International and the Bendix Corporation. Mr. Roth received his Bachelors of Science in Economics from the University of Kansas in 1968 and his Masters of Business Administration from the University of Michigan in 1973. He serves on the board of Legal Access Technologies, Inc. a public company traded on the Over-The-Counter Bulletin Board.

Rich Irvine . Mr. Irvine has been a director of Las Vegas Gaming since January 14, 2001 and until recently was Vice President of Sales for A.C. Coin, a gaming company headquartered in Atlantic City, New Jersey. Mr. Irvine was Executive Vice President of Planning and Development for GameTech from February 1999 through November 2001. He was President and Chief Operating Officer of Mikohn Gaming Corporation from July 1995 until September 1998. Mr. Irvine served on the Mikohn’s corporate Board of Directors since it became a publicly traded company in late 1993. From 1993 to 1995, Mr. Irvine was Senior Vice President - Marketing and Entertainment for Boomtown, Inc., a Reno-based owner and operator of casino properties in Verdi, Nevada; Las Vegas, Nevada; Biloxi, Mississippi; and New Orleans, Louisiana. From 1991 to 1993 he was Vice President of Marketing for worldwide Walt Disney attractions. His first entry into the gaming industry came as Executive Vice President Worldwide Sales and Marketing for International Game Technology (IGT), a leading manufacturer of gaming machines. During his four-year tenure, IGT’s revenues tripled. Mr. Irvine was co-founder of Aurora Productions. During an eight-year stint there, he was Executive Producer of such films as Heart Like a Wheel , Secret of Nihm and Eddie and the Cruisers, and also the Broadway show The Suicide . He also served as President and Chief Operating Officer of Straight Arrow Publishing, owners of Rolling Stone Magazine, and as Executive Vice President of Unicorn/ Sovaminco, a U.S. – (former) U.S.S.R. joint venture. Mr. Irvine began his career in media sales for Time, Inc. (now Time Warner) after attending the University of Western California.

Kyleen Elisabeth Cane. Ms. Cane became a director of Las Vegas Gaming on July 5, 2001. From May of 1989 to June of 2001, Ms. Cane was the President and Chief Executive Officer of Tele-Lawyer, Inc., a Nevada Corporation that was acquired in an exchange agreement with Legal Access Technologies, Inc., a publicly reporting company, headquartered in Las Vegas, Nevada. At that time, she became the Chairman of the Board and CEO of Legal Access Technologies and continues to act in that capacity. Ms. Cane also maintains a law practice limited to Securities Law in Las Vegas, Nevada under the name Cane & Associates, LLP. Ms. Cane attended the University of California, Irvine, where she graduated top in her class and received a B.A. degree in Economics (June 1975). She then went on to receive her Jurist Doctor degree from the University of Western California School Of Law in May of 1978, also receiving high honors. Among these honors were Order of the Coif, Phi Beta Kappa, Summa Cum Laude, Dean's Honor List, Who's Who in American Colleges and Universities, Recipient of Three University of Western California Scholarships, The American Jurisprudence Award in Constitutional Law and member of the University of Western California Law Review. She is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. During the past three decades, Ms. Cane has been a Partner with the Newport Beach Law firm of Wellman and Cane, an Associate Professor of Business Law at the University of Hawaii, Chairman of the Department of Financial Economics and Institutions at the University of Hawaii, College of Business, a Professor of law at Whittier College School of Law and Western State University School of Law and has published articles on a broad range of legal topics, including Corporate Takeovers, Tax Sheltered Investments, The Tax and Economic Benefits Of Structured Personal Injury Settlements, Equity And Forfeitures In Contracts For The Sale Of Land, Default Under An Agreement Of Sale, The Flat Tax System, and Restrictive Practices In Accreditation Of Medical Schools. She is also the author of four books (Divorce, Taxes, Bankruptcy and Estate Planning) in the Five Minute Lawyer book series published by Dell in May of 1995.

Terms of Office

Company directors are elected for one-year terms until the next annual general meeting of the shareholders or until removed from office in accordance with company by-laws. Officers are appointed by the Board of Directors and hold office until removed by the Board.

Significant Employees

The Company has three employees, Zak Khal V.P. of Operations, Robert Ducaj V.P. of Business Development and Bill Williams V.P. of Route Operations who are not executive officers that are expected to make significant contributions to the business.

Code of Ethics Disclosure Compliance

As of December 31, 2003, we have not adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2003, we have begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission upon completion.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:
                                                                                Number                  Known failures          Transactions not
                                                                                 of late                    to file a                                         timely reported
Name and principal position                                      reports                   required form
-------------------------------------------             -----------              ---------------------    ----------------------
Russ Roth, CEO                                                          0                                 0          0
Richard Irvine, Director           0                                 0          0
Kyleen A. Cane, Director        0                                 0                                                        0

ITEM 10.                      EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company’s Chief Executive Officer and the highest paid officers and directors for its last three fiscal years. No other compensation was paid to any such officers or directors during this time period.

Annual
Compensation
Table
Annual Compensation Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Russell R. Roth	Director, Secretary, Treasurer, CEO, CFO and President	2003 2002 2001	96,000 96,000 96,000	50,000 0 0	0 0 0	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Gary G. Baldwin	Former Director	2003 2002 2001	30,000 71,750 84,000	0 0 25,000	0 20,340 0	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Rich Irvine	Director	2003 2002 2001	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	5,000 n/a 25,000	0 n/a n/a	0 n/a n/a
Kyleen Cane	Director	2003 2002 2001	37,608 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	5,000 n/a 25,000	0 n/a n/a	0 n/a n/a

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides the beneficial ownership of LVGI’s common stock by each person known by management to beneficially own more than 5% of the Company’s common stock outstanding as of December 31, 2003, and by the officers and directors of LVGI as a group. Except as otherwise indicated, all shares are owned directly.

           Name and Address                         Amount of                                         Percent
Title of Class                           of Beneficial Owner                         Beneficial Ownership      of Class
-------------------------        -----------------------------   ------------------------   ---------
Common Stock    Gary Baldwin
           305 La Plata Place.
           Boulder City, NV 89005                See table below
-------------------------------------------------------------------------------------------------------
Other than management listed below, LVGI knows of no other person who is the beneficial owner of more than five percent of LVGI’s common stock.

Management
           Name and Address                          Amount of                                        Percent
Title of Class                           of Beneficial Owner                          Beneficial Ownership     of Class
---------------------               ----------------------------------     ------------------------                   ---------
Common Stock    Russell R. Roth
          4000 West Ali Baba Lane
          Suite D
          Las Vegas, NV 89118                       See table below

Common Stock    Rich Irvine
          1055 Silver Fox Circle
           Reno, NV 89439                              See table below

Common Stock    Kyleen Cane
          3199 E. Warm Springs
          Suite 200
          Las Vegas, NV 89120    See table below

Common Stock   All Officers and Directors                   See table below
          as a Group (3 persons)

Stock ownership of officers, directors and shareholders holding more than 5% of the outstanding shares of common stock follows:

				12/31/2003	Partially diluted	Fully diluted
	COMMON	OPTIONS	WARRANT	TOTAL	% (1)	% (2)
RUSS ROTH	789,177	21,500	25,000	835,677	12.41%	9.28%
GARY BALDWIN	481,933	4,400	0	486,333	7.27%	5.42%
KYLEEN CANE	3,500	30,000	0	33,500	0.53%	0.34%
RICH IRVINE	0	30,000	0	30,000	0.47%	0.30%

TOTAL	1,274,610	85,900	25,000	1,385,510	20.56%	15.44%

(1) Based on a denominator of 6,688,955 shares of common stock outstanding as of December 31, 2003, plus the particular beneficial owner’s issued options and warrants that were exercisable within 60 days.
(2) Based on a denominator of 8,974,964 shares, which include all the common stock outstanding as of December 31, 2003, plus all the issued preferred stock, options, and warrants that were exercisable within 60 days.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties since the date of the Company’s incorporation has had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that, in either case, has or will materially affect the Company.

      -  Director or officer of LVGI;
      -  Proposed nominee for election as a director of LVGI;
      -  Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of LVGI;
      -  Promoter of LVGI;
      -  Relative or spouse of any of the foregoing persons.

1. In 2001and 2002, the Company loaned Messrs. Roth, Maul and Baldwin sufficient funds to exercise all their non-qualified stock options ($610,000) and pay the federal income tax due upon exercise ($38,000). The primary intent of these loans was to allow the Company to increase the number of its issued and outstanding common stock, thereby reducing the percentage ownership of certain shareholders and facilitating and streamlining the license application process in jurisdictions requiring all 5% or greater shareholders to apply. Interest is due on the loans for the first four years. At the end of the fifth year the full amount of the loan is due and payable. In September of 2001 the Company accepted 39,560 shares of LVGI common stock in exchange for the cancellation of the $180,000 debt Mr. Maul incurred pursuant to the above loan agreement. The Company also paid Mr. Maul $36,000 in exchange for the cancellation of his option to purchase12,250 shares of our common stock.

2. In 2003 , the Company entered into a separation agreement with Mr. Baldwin wherein Mr. Baldwin received a cash payment of $30,000, contingent future consideration of $30,000 and the right, under certain conditions, to have the Company repurchase up to 75,000 common shares at prices up to $3.00 per share. These rights expire at various times through 2005.

3. Incentive Stock Options. In 2000, Russell Roth received options to purchase 21,500 shares of common stock at $3 per share. Kyleen Cane and Rich Irvine each received options to purchase 25,000 shares of common stock in 2001 at $3 and 5,000 shares of common stock in 2003 at $4.55 per share.

PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

LVGI’s audited Financial Statements, as described below, are attached hereto.

1.  Audited Financial Statements for Year Ended December 31, 2003 and 2002, including:
      a.  Report of Independent Auditors
      b.  Balance Sheets
      c.  Statements of Operations
      d.  Statements of Stockholders’ Equity
      e.  Statements of Cash Flows
      f.  Notes to the Financial Statements

(b) Reports on Form 8-K

  On February 6, 2003, LVGI filed Form 8-K to report the resignation of Gary Baldwin as a Director.

(c) Exhibits

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 were $72,042 and $45,551 respectively.

Audit-Related Fees

The aggregate fees that our auditors billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $5,074 and $3,694 for 2003 and 2002, respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $4,365 and $2,006 for the fiscal years ended December 31, 2003 and 2002.

Other Non-Audit Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2002 were $2,331 and $4,824 respectively.

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors
Las Vegas Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

PIERCY, BOWLER, TAYLOR, & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation

March 8, 2004
LAS VEGAS, NEVADA

LAS VEGAS GAMING, INC. AND SUBSIDIARY
BALANCE SHEET
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002
Current assets
Cash	$1,005,561	$ 1,496,194
Accounts receivable, net of allowance	454,679	65,877
Inventory	349,604	101,734
Prepaid expenses		127,062
Jackpot reserve deposits	3,812,963	3,634,222

	5,622,807	5,425,089
Equipment and software, net of accumulated depreciation	724,832	623,031
Other assets
Goodwill	955,277
Trademarks, copyrights, patents and other intangibles, net of accumulated amortization of $258,100 and $269,500	108,227	143,682
Due from officers	50,392	60,026
Deposits and other	234,595	45,152

	$7,696,130	$6,296,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$466,116	$69,194
Progressive jackpot liability	850,988	537,415

	1,317,104	606,609

Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized, 316,540 and no shares issued and outstanding	317
Common stock $.001 par, 25,000,000 shares authorized, 6,688,955 and 5,845,455 shares issued and outstanding	6,689	5,845
Additional paid-in capital	14,830,975	12,214,184
Less due from officers and stockholders	(420,000)	(420,000)
Deficit	(8,039,496)	(6,110,199)

	6,379,026	5,690,371

	$7,696,130	$6,296,980

F1

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Revenues: Casino games	$936,772	$979,779
Product sales	1,151,623	23,754
Other	821,424	0

	2,909,819	1,003,533

Costs and expenses
Casino games	1,156,190	1,164,947
Product costs	785,899	31,533
Other	540,590	0

	2,482,679	1,196,480

Gross operating income	427,140	(192,947)

Other operating expenses
Selling, general, and administrative expenses	1,989,853	2,026,128
Research and development	196,218	208,764
Depreciation and amortization	203,643	293,460

	2,389,714	2,528,352

Operating loss	(1,962,574)	(2,721,299)

Other income (expense)
Interest, officers	22,213	20,370
Interest, others	36,897	96,566
Loss on asset disposal	(25,833)	0

Net loss	($ 1,929,297)	($ 2,604,363)

Net loss per share, basic and diluted	$(0.31)	$(0.45)

Weighted average shares outstanding, basic and diluted	6,323,532	5,830,894

See notes to financial statements.

F2

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

Series A Series B Common preferred stock preferred stock stock par Additional paid- Due from officers / par value par value value in capital shareholders Deficit
Balances, January 1, 2003	$541		5,845	$12,214,173	$(420,000)	$6,110,199
Net loss						(1,929,297)
580,000 shares issued incident to acquisition of Triple Win in Nevada, Inc.			580	579,420
263,500 shares issued incident to acquisition of Imagineering Systems, Inc.			264	263,236
Sale of 316,540 shares		$ 317		1,582,383
Warrants issued to purchase game rights				3,145
Stock-based compensation				132,006
Liabilities settled for stock options				56,612

Balances, December 31, 2003	$541	$317	$6,689	$14,830,974	$(420,000)	$(8,039,496)

Balances, January 1, 2002	$552		$5,789	$12,121,104	$(420,000)	$(3,505,836)
Net loss						(2,604,363)
Warrants issued to purchase game rights				46,400
Stock-based compensation				24,670
Stock options exercised for 44,000 common shares			44	22,000
Conversion of 2,200 preferred shares to 2,420 common shares	(11)		12	(1)

Balances, December 31, 2002	$541		$5,845	$12,214,173	$(420,000)	$(6,110,199)

See notes to financial statements

F3

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Operating activities
Net cash used in operating activities	$(1,162,217)	$(2,063,632)

Investing activities
Jackpot reserve (deposits) withdrawals	(178,741)	(31,302)
Purchase of property and equipment	(219,144)	(342,235)
Investment in outcome of a lawsuit	(150,000)
Other		13,367
Collection of other receivable	54,442
Acquisitions and purchase of intangible assets	(117,500)	(6,782)

Net cash used in investing activities	(610,943)	(366,952)

Financing activities
Loans extended, officers/shareholders		(26,009)
Repayment of borrowings related to acquisition	(300,000)
Sale of common stock		22,044
Proceeds from sale of Series "B" convertible preferred stock	1,582,700
Other	(173)
	0

Net cash provided (used) by financing activities	1,282,527	(3,954)

Net increase (decrease) in cash	(490,633)	(2,434,538)
Cash, beginning of year	1,496,194	3,930,732

Cash, end of year	$1,005,561	$1,496,194

Reconciliation of net loss to net cash used in operating activities
Net loss	$(1,929,297)	$(2,604,363)
Depreciation and amortization	203,659	286,260
Loss on asset disposals	25,833
Stock-based compensation	131,995	24,681
Increase or decrease operating (assets) liabilities
Jackpot liability	313,573	365,796
Accounts receivable	71,970	(49,091)
Inventory	36,893	28,779
Prepaid expenses	127,062	(103,440)
Other	(30,888)	(28,398)
Accounts payable and accrued expenses	(113,017)	16,155

Net cash used in operating activities	$(1,162,217)	$(2,063,632)

Non-cash investing and financing activities
Note issued in connection business acquisition	$300,000

Common stock issued in connection with business acquisitions	$843,500

Options issued in lieu of repayments	$56,611

Warrants issued to acquire game rights	$3,145	$46,400

See notes to financial statements

F4

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Nature of operations and background information

Las Vegas Gaming, Inc. (the Company or LVGI), is in the business of providing equipment, supplies and casino games for use by its customers in the keno and bingo segments of the gaming industry. Prior to 2003 the Company only supplied casino games to the gaming industry, primarily in Nevada. The Company earned its revenue almost entirely by charging a royalty to casinos that utilize the Company’s casino games. During 2003, the Company completed two acquisitions (Notes 3 and 7) thereby expanding its business model to include the sale of keno and bingo equipment and supplies and related services. Triple Win in Nevada (TWIN), a distributor of bingo equipment and supplies, was acquired effective May 1, 2003. Effective July 1, 2003, the long anticipated acquisition of Imagineering Systems, Inc. (ISI) was consummated. In addition to adding keno equipment and systems as product lines, this acquisition gave the Company control over the software and systems used by its casino games. The expansion of its product lines and gaining control over the software and systems used by its games were the primary purposes of the acquisitions. The results of the operations of the acquired entities are included in the statement of operations of the Company beginning on the effective dates.

Notwithstanding these significant changes in the Company’s operations, the Company’s primary mission continues to be the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. The Company’s "flagship" casino game is a keno-style game known as "Nevada Numbers TM." Nevada Numbers TM is a wide-area progressive jackpot game where players select five numbers instead of 20 as in classic keno. Other keno-style or bingo-style games are in various stages of development and operation.

Segment information. The Company conducts its operations through two primary business segments, Casino Games Unit and Other Products and Services Unit. Its Casino Games Unit (Casino Games) has placed its proprietary games in 44 locations throughout Nevada and 4 outside of Nevada. The Other Products and Services Unit (Other Products) has approximately 15 recurring customers in Nevada and 4 outside of Nevada. The Other Products Unit designs, markets, installs, and maintains keno systems for the casino industries, in addition to selling keno and bingo related supplies. Its Games, Other Products, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below:

   2003             2002
Revenues
Casino Games                    $ 936,772                                                        $ 979,779
Other Products                                                                                                                    1,973,047         23,754
                                                                            $ 2,909,819                     $ 1,003,533
Depreciation and amortization
Casino Games                     $ 88,495       $ 46,430
Other Products                      60,398        149,550
SG&A                                                                                                                                       54,750          97,480
                                                                              $ 203,643                                                         $ 293,460
Operating income (loss)
Casino Games                                                                                                                                                    $ (493,343)                                                   $ (1,272,592)
Other Products                     640,786        (7,779)
SG&A                                                                                                                                                                  (2,110,017)                                     (1,440,928)
                                                                            $(1,962,574)                                                  $ (2,721,299)
Identifiable assets
Casino Games                   $ 4,526,124                                                     $ 4,311,769
Other Products                    1,753,825       229,371
SG&A                                                                                                                                                     1,416,183                        1,755,841
                                                                              $ 7,696,132                                                     $ 6,296,981

Identifiable assets of the Other Products Unit at December 31, 2003 include recorded goodwill of $955,277.

F5

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATEC FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

Capital expenditures
Casino Games                     $197,537                                                     $320,632
Other Products                       53,689
SG&A                                                                                        28,395      21,603
                                                                               $ 279,621                                                    $ 342,235

Concentrations. There are a limited number of significant potential customers for the Company’s products and the consolidation of casino companies within the gaming industry continues to be a trend. In addition, demand for the Company’s products by these customers is ultimately dependent upon initial and continued consumer acceptance. Historically, the Company has earned a substantial portion of its revenues from a few customers and has experienced significant nonrecurring revenues in connection with its business activities. With the recent acquisitions of ISI and TWIN, this concentration has been reduced. However, in 2003 and 2002, respectively, approximately 25% and 33% of the Company’s casino games revenue (8% and 32% of total revenues) was generated from one customer . Substantially all of the Company’s revenues were generated in Nevada.

The Company manages its concentrations of credit risk by evaluating the credit worthiness of customers before extending credit and by perfecting and using, when necessary, security interests in the systems it sells. In establishing an allowance for doubtful collection, if any, the Company considers the customer, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions. The maximum losses that the Company would incur if a customer failed to pay would be limited to the amount due after any allowances provided.

In addition, the Company depends on relatively few suppliers for components and programming for certain of its games. However, management believes that such suppliers are sufficient so that any disruption of service would be brief and not have a material adverse effect on the Company’s business, financial condition and results of operations. This risk has also been reduced as a result of the acquisition of ISI.

2. Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements include the accounts of Las Vegas Gaming, Inc. and its inactive 85%-owned subsidiary, LV Keno, Inc., a Panama corporation, and its inactive 100%-owned subsidiary, Imagineering Gaming, Inc. . TWIN was integrated into the operations of the Company and dissolved upon acquisition . All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue and cost recognition. The operation of casino inter-linked systems varies slightly among jurisdictions as a result of different gaming regulations. However, in all jurisdictions, the linked progressive jackpot increases based on the amount wagered. As wagers are made, a percentage of the wagers representing the Company’s royalty is recognized as revenue by the Company (and another portion by the participating casinos) and the balance is used to purchase insurance to fund the base progressive jackpot. The Company also recognizes a liability and a cost for the present value of the increase in the progressive meter for jackpots not yet won and paid out over time and any uninsured base jackpot.

The winner of the Nevada Numbers progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of December 31, 2003), the Company purchases discounted U.S. Treasury securities to meet the obligation for the annual payments, assuming a discounted value is not paid immediately. The Company will classify these investments as "held-to-maturity", stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

The Company typically places its other types of games subject to royalty agreements that call for a per game, per day fee.

F6

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATEC FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

Sales of bingo and keno supplies are recognized when the products are shipped. Systems sales are recognized when the software and hardware are installed at the customer’s location. Maintenance fee revenue is recognized evenly over the term of the contract. Warrant costs and related liabilities associated with these product sales are not material.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods.

Jackpot reserve deposits. For financial statement presentation purposes, jackpot reserve deposits are excluded from cash and presented as other current assets.

Equipment and software. Equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (3-10 years).

Goodwill and other intangible assets. As of the most recent balance sheet date, goodwill consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of ISI and TWIN, the product lines that have become the Company’s other products and services business unit. Goodwill is evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among others, cash flow and profitability forecasts, including the impact on other operations of the Company.

Other intangible assets consist principally of trademarks, copyrights, and patents (some of which are pending). Other intangibles are amortized on a straight-line basis over the estimated economic life of the asset, usually less than 10 years.

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

Advertising. Advertising costs are expensed as incurred and totaled $117,913 and $645,857 for 2003 and 2002, respectively.

Financial instruments. The Company’s financial instruments consist of cash, jackpot reserve deposits, accounts receivable, accounts payable, and progressive jackpot liability and other accrued expenses. The Company’s cash and jackpot reserve deposits approximate fair value. The fair values of the other financial instruments, which are either short-term and have little or no risk, are considered to have a fair value equal to book value.

Reclassifications. Certain amounts, as previously reported, have been reclassified to conform to the current year presentation.

3.  Acquisition of TWIN and ISI:

Effective May 1, 2003, the Company acquired TWIN, a bingo supply distributor, in a transaction valued at $880,000, including 580,000 shares of LVGI’s restricted common stock plus $300,000 of notes and cash paid to the former stockholders of TWIN. Effective July 1, 2003, the Company acquired ISI, a manufacturer of keno equipment and provider of the operating system used by the Company’s keno games, in primarily a stock for stock transaction valued at $381,000. 263,500 shares of the Company’s common stock were issued in connection with the ISI transaction. These transactions were accounted for in accordance with FASB Statement No. 141, Business Combinations , and resulted in recorded goodwill of $630,335 and $324,942 related to the TWIN and ISI transactions, respectively, none of which is expected to be deductible for tax purposes.

F7

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATEC FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

The value of each acquisition was based on the cash (and cash equivalent) consideration exchanged plus the value of the Company’s common shares issued which was estimated at $1 per share based on the conversion feature of the Series B convertible preferred stock (Note 6) that was being sold contemporaneously with the consummation of the acquisitions. The Series B convertible preferred shares were sold for $5 per share and convertible into five common shares.

The following condensed balance sheet discloses the amount of the acquisition price assigned to each major asset and liability caption of the acquired entities as of the effective dates of the transactions:

TWIN         ISI
ASSETS
Accounts receivable                                                                  $331,228                                                      $129,354
Other current assets                                                                    189,695       95,068
Property and equipment                                                                 7,649                                                           65,900
Other                                                                                40,916                           12,636
                                                                                                        569,488                                                         302,958

LIABILITIES ASSUMED
Accounts payable and accrued expense             319,823                                                         241,105
Other debt                      0         5,795
319,823      246,900

NET ASSETS ACQUIRED                                                       $249,665     $ 56,058

The following presents summarized unaudited proforma results of operations for the Company as if these acquisitions had taken place at the beginning of 2002:

2003           2002

Revenues                                                                                $ 4,472,697                                                     $ 5,506,502

Operating loss                                                                        $(2,278,517)                                                   $(2,808,038)

Loss before extraordinary gain on
extinguishment of debt                                                         $(2,258,416)                                                   $(2,683,274)

Net loss                                                                                     $ (444,599)                                                  $ (2,683,274)
Proforma weighted average shares outstanding     6,688,955                     6,674,394
Proforma loss per share                                                                $ (0.07)       $ (0.40)

4.    Jackpot reserve deposits:

At December 31, 2003 and 2002, $3,812,963 and $3,634,222 of the Company’s cash is set aside, placed on deposit and restricted for funding the Company's various jackpot oriented games. Because these funds are to be used to support operations, they are classified as current assets. For purposes of the statement of cash flows, these funds are omitted from cash.

5.    Equipment and software:

As of the balance sheet dates presented, equipment and software consist of the following:

F8

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATEC FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Software	218,990	$ 206,695
Production equipment	1,062,155	815,667
Equipment, furniture, and fixtures	176,393	155,054

	1,457,538	1,777,416
Less accumulated depreciation	732,705	554,385

	$724,833	$623,031

6.   Stockholders' equity:

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

In addition, a portion of the cost of acquiring other games (185,500 common shares; $367,500) was also settled in common stock of the Company.

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

Convertible preferred stock. From time to time, pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, the Company offers for sale on a registration exempt and best efforts basis share of preferred convertible stock.

During 2003, the Company offered 400,000 shares of its Series B convertible preferred stock at $5 per share. Pursuant thereto, 316,540 preferred shares were issued in exchange for $1,582,700. The Company is negotiating a fee that is to be paid in common stock of the Company, for capital raising services in connection with this offering. An employee of the Company is also a principal in the service provider. The outcome of these negotiations may result in a charge to paid-in capital. See "Common stock issued for services" below for other offering costs paid with common stock and warrants of the Company.

Stock warrants and options. The Company has, from time to time, granted warrants and/or options to employees and others in exchange for employment incentives, capital-raising, other services, and/or in conjunction with the initial capitalization of the Company and product acquisitions. All options were fully vested when issued. Under a plan adopted in 2000, options to purchase 10,000 and 50,000 common shares were issued to officers and directors in 2003 and 2002.

Since there has been no public market for the Company's stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and the related compensation. The principal assumptions selected to value the options and warrants, using the Black-Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interest rate of 5%, expected option life of 4 to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to $132,005 and $24,670 in 2003 and 2002.

A summary of option and warrant activity follows:

F9

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATEC FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

Shares Reserved for Options and Warrants and Weighted Average Exercise Price Per Share
	2003	2002

Beginning balance	1,742,639	1,525,463
	$3.71	$3.47
Granted	371,827	261,263
	$4.34	$4.55
Exercised	0	(44,087)
	0	$0.50
Forfeited	(10,000)	0
	$3.00	0

Ending balance	2,104,466	1,742,639

	$3.84	$3.71

The weighted average exercise prices at December 31, 2003 and 2002 were $3.84, and $3.71, respectively.
The following table summarizes stock options and warrants outstanding at December 31, 2003:

                                                                      Average                                                                                      Average
                                                  Number          Remaining       Number        Remaining
Exercise Price            Outstanding    Life in years    Exercisable    Life in years

Non-qualified options
     $0.50           200,000            4.3                                              200,000           4.3

Qualified options

     $3.00                                                                            125,900           6.2                                                109,233         6.2
               $4.55                                                                            269,100           5.8                                                  65,656         3.9
Warrants
               $2.00                                                                              38,000           5.0                                                  38,000         5.0
               $3.00                                                                         1,180,752           5.5                                                565,181         5.4
               $4.55           118,327           3.3                                                  97,111        3.3
               $5.00                                                                              11,476           2.5                                                  11,476          2.5
               $6.00           160,511           3.4                                                  76,204          3.4

                 1,509,066            787,972

Due from officers/stockholders. The amount due from officers/stockholders arose during 2001 from the exercise of their non-qualified stock options for the purchase of 630,000 shares of the Company’s common stock. Also, during 2001, a former officer was loaned $180,000 to exercise options to acquire 280,000 common shares and the Company later reacquired from the former officer 39,560 shares in satisfaction of the loan.

F10

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATEC FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

These receivables that are deducted from stockholders’ equity are due in 2006 and bear interest at 5% annually. In addition, the amount due from officers included in other assets relates to a pre-Sarbanes and Oxley advance that is due in 2006, plus related accrued interest that is payable annually.

In 2002, the Company entered into a separation agreement with one of the officer/stockholders. The terms of the agreement included an immediate cash payment to the officer/stockholder of $30,000 and the right of the stockholder, under certain conditions, to require the Company to repurchase from him up to 75,000 common shares at prices ranging up to $3.00 per share. These rights expire at various times through 2005. The value of these rights was not material and therefore no additional compensation was recorded.

7.   Commitments and contingencies:

Gaming regulations and licensing. The Company is licensed with the State of Nevada as an operator of inter-casino-linked systems. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may similarly participate in the gaming revenues produced by its customers from its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for Nevada Numbers and The Million Dollar Ticket. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company’s liability for progressive jackpots and its gross commitment at December 31, 2003, and related assumptions:

                                                                 Progressive
                                                                    Jackpot              Gross
Nevada Numbers                    Liability        Commitment
Present value of $5,000,000 base progressive
Jackpot, payable in 20 equal annual installments
using a 5.12% discount rate, the prevailing
20-year Treasury Bond rate                       $ 3,242,000        $ 3,242,000

Less portion insured through:
Conventional insurance providers                                         (2,900,000)
Other participants                   (171,000)

Uninsured portion of base progressive jackpot                                                171,000

Present value at 5.12% of the $880,572 increase to
the progressive jackpot meter                          570,963             570,963

                                                                      741,963             812,963

Other Games                                                                                                                                                              109,025          1,109,025

                                                                   $ 850,988                                                            $ 4,921,988

The effect of any change in the prevailing Treasury Bond rate is recognized in the period of the change.

Litigation. In connection with the acquisition of ISI, the Company, in effect, purchased for $150,000 (included in other current assets) an interest in a judgment that ISI and its shareholders had against American Wagering, Inc. (AWI), an owner of race and sports books and manufacturer of race and sports book systems that is currently operating under the protection of the bankruptcy code. Subsequent to December 31, 2003, a subsidiary of AWI (not in bankruptcy) has loaned LVGI $320,000. This interest free

F11

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATEC FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

loan is expected to be repaid out of the proceeds LVGI is due to receive once the AWI bankruptcy is settled. While it is expected that AWI will emerge from bankruptcy within the next few months, no such assurance is given and there is no assurance that AWI would then be able to pay the Company the remaining amount due. The Company has agreed to accept the remaining amount due (approximately $680,000 plus interest) in installments over the next two to three years. To the extent the Company recovers more than its $150,000 investment in this judgment, 80% will be payable to the prior shareholders of ISI and/or their prior creditors.

Lease commitments. The Company leases office and warehouse space under various non-cancelable operating leases expiring through 2008. The lease agreements require the Company to pay monthly base rent in varying amounts plus common area maintenance charges. Future minimum lease payments under these leases are as follows:

Year ending December 31,
2004                $128,794
2005                $113,304
2006                $113,304
2007                $113,304
2008                $113,304
Thereafter                           N/A

Rent expense for 2003 and 2002 was approximately $171,915 and $104,459 respectively.

8. Income taxes:

Because the Company has not yet achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not viewed by management at this time as more likely than not. Therefore, it has been effectively reduced by a 100% valuation allowance. Net operating loss carry-forwards for federal income tax reporting purposes total approximately $7,000,000 expiring through 2023.

F12

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.

/s/ Russell Roth
By: Russell Roth, President, CFO, CEO, Principal Executive and Principal Financial
Officer, Secretary, Treasurer and Director
Date:     March 30, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Roth
Russell Roth, President, CFO, CEO, Secretary, Treasurer and Director
Date:     March 30, 2004

/s/ Rich Irvine
Rich Irvine, Director
Date:     March 30, 2004

/s/ Kyleen Cane
Kyleen Cane, Director
Date:      March 30, 2004

28