Form 10QSB
period 2004-03-31
LAS VEGAS GAMING INC
filed 2004-05-17
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

702-871-7111
(Issuer’s telephone number)

3120 SOUTH RAINBOW BLVD., SUITE 204, LAS VEGAS, NEVADA 89146
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,088,955 shares of Common Stock as of April 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

The Company’s general unaudited financial statements included with the Form 10QSB are as follows:

          (a)    Balance Sheets as of March 31, 2004 (unaudited), and December 31, 2003;

          (b)    Statements of Operations three months ended March 31, 2004, and March 31, 2003;

          (c)    Statement of Stockholders’ Equity – January 1, 2004 to March 31, 2004 (unaudited);

          (d)    Statement of Cash Flow – three months ended March 31, 2004 and 2003 (unaudited);

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

LAS VEGAS GAMING, INC. AND SUBSIDIARY
BALANCE SHEET
MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS	2004	2003
Current assets
Cash	$1,096,969	$1,005,561
Accounts receivable, net of allowance	374,610	454,679
Inventory	370,581	349,604
Jackpot reserve deposits	3,955,353	3,812,963

	5,797,513	5,622,807
Equipment and software, net of accumulated depreciation	704,358	724,832
Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other intangibles, net of accumulated amortization of $15,068 and $258,100	38,114	108,227
Due from officers, including accrued interest	55,649	50,392
Deposits and other	225,110	234,595

	$7,776,021	$7,696,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$359,111	$466,116
Note payable	320,000	0
Progressive jackpot liability	992,910	850,988

	1,672,021	1,317,104

Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized, 325,140 and 316,540 shares issued and outstanding	325	317
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized, 28,000 and no shares issued and outstanding	28	0
Common stock $.001 par, 25,000,000 shares authorized, 6,688,955 shares issued and outstanding	6,689	6,689
Additional paid-in capital	15,084,130	14,830,975
Less due from officers and stockholders	(420,000)	(420,000)
Deficit	(8,567,713)	(8,039,496)

	6,104,000	6,379,026

	$7,776,021	$7,696,130

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Revenues:
Casino games	$286,633	$227,426
Product sales	335,885	1,918
Other	322,548	7,583

	945,066	236,927
Costs and expenses
Casino games –progressive liability, interest rate changes	59,719	0
Casino games - other	275,865	228,638
Product costs	226,572	6,035
Other	249,237	1,123

	811,393	235,797

Gross operating income	133,673	1,130

Other operating expenses
Selling, general, and administrative expenses	461,440	220,117
Impairment write-down, game rights	55,829	0
Research and development	82,829	38,375
Depreciation and amortization	73,161	76,200

	673,259	334,692

Operating loss	(539,586)	(333,562)

Other income (expense)
Interest, officers	4,886	5,557
Interest, others	6,483	10,736

Net loss	$(528,217)	$(317,269)

Net loss per share, basic and diluted	$(0.08)	$(0.05)

Weighted average shares outstanding, basic and diluted	6,688,955	5,845,455

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2004 TO MARCH 31, 2004

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Add’l Paid-in Capital	Due From Officer /Share- holders	Deficit
Balances, January 1, 2004	$ 541	$ 317		$ 6,689	$14,830,975	$ (420,000)	$(8,039,496)
Net loss							(528,217)
Sale of 36,600 shares		8	$ 28		172,238
Stock-based compensation					80,917

Balances, March 31, 2004	$541	$325	$ 28	$ 6,689	$15,084,130	$ (420,000)	$ (8,567,713)

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Operating activities
Net cash in operating activities	$(234,159)	$(86,278)

Investing activities
Jackpot reserve deposits	(142,390)	(119,708)
Purchase of property and equipment	(35,043)	(82,965)

Net cash used in investing activities	(177,433)	(202,673)

Financing activities
Proceeds from borrowings	320,000	0
Proceeds from sale of Series "B" convertible preferred stock	43,000	0
Proceeds from sale of Series "C" convertible preferred stock	140,000	0

Net cash provided by financing activities	503,000	0

Net increase (decrease) in cash	91,408	(288,951)
Cash, beginning of period	1,005,561	1,050,610

Cash, end of period	$1,096,969	$761,659

Non-cash investing and financing activities
Warrants issued to acquire game rights		$5,145

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1.    Basis of Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, previously filed with the Securities & Exchange Commission, from which the information as of December 31, 2003, is derived.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.

2.    Segment Information:

The Company conducts its operations through two primary business segments, Casino Games Unit, and Other Product and Services Unit. Its Casino Games Unit (Casino Games) has its proprietary games in 35 locations throughout Nevada and 4 outside of Nevada. The Other Products and Services Unit (Other Products) has approximately 15 recurring customers in Nevada and 4 outside of Nevada. The Other Products Unit designs, markets, installs, and maintains keno systems for the casino industries, in addition to selling keno and bingo related supplies. Its Casino Games, Other Products, and SG&A (certain unallocated selling, general, and administrative costs) for the three months ended March 31, 2004 and 2003, are set forth below:

2004          2003
Revenues
Casino Games                                              $ 286,633                                      $ 227,426
Other Products                                                658,433        9,501
                                                                    $ 945,066                                      $ 236,927
                                                                      ======                                        =======

Depreciation and amortization
Casino Games                                                $ 42,119                                        $ 68,880
Other Products                                                  10,092       5,197
SG&A                                                              20,950        2,123
                                                                      $ 73,161                                        $ 76,200
                                                                        =====                                           =====

Gross operating income (loss)
Casino Games                                            $ (146,899)                                      $ (70,093)
Other Products                                               172,532       (2,854)
SG&A                                                          (565,219)                                       (260,614)
                                                                  $ (539,586)                                    $ (333,561)
                                                                    =======                                       =======

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

3.    Contingencies and Commitment:

Gaming regulations and licensing . The Company is licensed with the State of Nevada as an operator of inter-casino-linked systems. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may similarly participate in the gaming revenues produced by its customers from its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Litigation . In connection with the acquisition of ISI, the Company, in effect, purchased for $150,000 an interest in a judgment (included in other current assets) that ISI and its shareholders had against American Wagering, Inc. (AWI), an owner of race and sports books and manufacturer of race and sports book systems that is currently operating under the protection of the United States Bankruptcy Code. A subsidiary of AWI (not in bankruptcy) has loaned LVGI $320,000. This interest-free loan is expected to be repaid out of the proceeds LVGI is due to receive once the AWI bankruptcy is settled. While it is expected that AWI will emerge from bankruptcy within the next few months, no such assurance is given and there is no assurance that AWI would then be able to pay the Company the remaining amount due. The Company has agreed to accept the remaining amount due (approximately $680,000 plus interest) in installments over the next two to three years. To the extent the Company recovers more than its approximately $275,000 investment in this judgment, nearly 100% will be payable to the prior shareholders of ISI and/or their prior creditors.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Progressive jackpots . The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for Nevada Numbers and The Million Dollar Ticket. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company will be ultimately liable for the entire jackpot once it is won. The following table summarizes the relationship between the Company’s liability for progressive jackpots and its gross maximum obligation at March 31, 2004, and related assumptions:

              Progressive                                             Gross
                                                                                                    Jackpot                                              Maximum
Nevada Numbers                                                                          Liability        Obligation
Present value of $5,000,000 base progressive
Jackpot, payable in 20 equal annual installments
using a 4.77% discount rate, the prevailing
20-year Treasury Bond rate                                                       $ 3,328,771                                     $ 3,328,771

Present value at 4.77% of the $941,160 increase to
the progressive jackpot meter                                                          626,585                                            626,585

The Million Dollar Ticket                                                              1,000,000                                         1,000,000
Less portion insured through:
       Conventional insurance providers                                          (3,900,000)
       Other participants                                                                    (214,386)

Other Games                                                                                  151,943                                            151,943
                                                                                                   $ 992,910                                       $ 5,107,299
                                                                                                     =======                                        =======

I tem 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Las Vegas Gaming, Inc., is in the business of providing equipment, supplies and casino games for use by its customers in the keno and bingo segments of the gaming industry. Prior to 2003, we only supplied casino games to the gaming industry, primarily in Nevada. We earned our revenue almost entirely by charging a royalty to casinos that utilize the Company’s casino games. During 2003, the Company completed two acquisitions, thereby expanding our business model to include the sale of keno and bingo equipment and supplies and related services. Triple Win in Nevada (TWIN), a distributor of bingo equipment and supplies, was acquired effective May 1, 2003. Effective July 1, 2003, the long anticipated acquisition of Imagineering Systems, Inc. (ISI) was consummated. In addition to adding keno equipment and systems as product lines, this acquisition gave the Company control over the software and systems used by our casino games. The expansion of our product lines and gaining control over the software and systems used by our games were the primary purposes of the acquisitions. The results of the operations of the acquired entities are included in our statement of operations beginning on the effective dates.

Notwithstanding these significant changes in the Company's operations, the Company's primary mission continues to be the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. The Company's "flagship" casino game is a keno-style game known as "Nevada Numbers?." Nevada Numbers? is a wide-area progressive jackpot game in which players select five numbers instead of 20 as in classic keno. Other keno-style or bingo-style games are in various stages of development and operation.

Liquidity and Capital Resources

As of March 31, 2004, we maintained $1,096,969 and $3,955,353 in jackpot reserve deposits (collectively, "Liquid Resources). Management anticipates that we will, for the first time in the Company's history, operate at a cash flow surplus sometime in the next several months as we roll out two new games, Nevada Keno and Gambler’s Bonus Giveaway. Management also anticipates significant equipment sales and increased distribution outlets for the Company's new Super Bonanza game. Rising interest rates, resulting in increases in interest income during this interval, will also positively impact cash flows.

As management expects to be operating in a cash surplus, at least for the short-term, the Company is winding down its fund raising efforts. The current open private offering, Series C preferred stock, should close in the second quarter of 2004. The Series C preferred stock is being offered at $5 per share and is convertible into five shares of LVGI common stock at any time.

Management anticipates that future losses should be less than historical levels and eventually be eliminated by year end. While no assurances can be given, the combination of new games, expansion of current games, a somewhat better keno equipment market and generally higher long term interest rates, all bode well for the Company's future earnings. Of course, catastrophic events, mergers or vastly lower interest rates could derail our expected growth. Management believes, however, absent these sorts of unexpected events, the company will achieve income growth over the next several quarters.

Results of operations

Revenues for the three months ended March 31, 2004, increased to $945,066 from $236,927 for the three months ended March 31, 2003. Operating costs and expenses directly associated with the production of this revenue increased to $811,393 from $235,797. These increased revenues and related costs were largely due to the two corporate acquisitions and the introduction of Super Bonanza, our new linked, progressive bingo game.

The approximate $200,000 increase in S,G&A expenses is also primarily due to the two acquisitions. Specifically:

    2004         2003
Payroll                                      $232,263                                        $81,339
Rent and Utilities        53,100                                          27,138
Insurance                                     26,722                                          11,934
T & E                                          21,022       1,236

The 2004 impairment write-down of game rights was related to Bonus Keno and Keno Kiosk.

We had net losses of $528,217 for the three months ended March 31, 2004, up from $317,269 for the period ended March 31, 2003. The higher loss in the current quarter is due to unusually low equipment sales, one-time write-offs (impairment write-down, game rights) and higher interest rates. The basic and diluted net loss per share for the three months ended March 31, 2004, was $0.08 up from a loss of $0.05 per share for the same period in 2003.

Critical accounting policies and estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.

The most significant estimates involve the selection of an appropriate interest rate for the calculation of the present value of the Nevada Numbers jackpot, the values assigned to individual assets and liabilities in allocating the purchase price in recent acquisitions, and the value of the Company's common shares issued in connection with such acquisitions. The common share value was estimated at $1.00 based upon the contemporaneous offer of convertible preferred shares at $5.00 that are convertible into five common shares.The following is a summary of what management believes are the critical accounting policies related to the Company.

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

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years. At our sole discretion, we may offer the winner an option to receive a discounted value immediately. Once an inter-linked Nevada Numbers progressive jackpot is won (none as of March 31, 2004), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, unless a discounted value is  paid immediately. The Company will classify these investments as "held-to-maturity," stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot reserve deposits. This amount is used for funding LVGI’s various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets.

Item 3.      Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of the Chief Executive and Financial Officer, Mr. Russell Roth. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.           Changes in Securities and Use of ProceedsThe Company issued 36,600 shares of restricted series B and C preferred stock during the quarter ended March 31, 2004. These sales were exempt under Rule 506 of Regulation D of the Securities Act of 1933.

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

                    LAS VEGAS GAMING, INC.

Date:   May 14, 2004                                                                                /s/ Russell R. Roth
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

