Form 10QSB
period 2004-06-30
LAS VEGAS GAMING INC
filed 2004-08-16
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,088,955 shares of Common Stock as of July 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

GENERAL

The Company’s general unaudited financial statements included with the Form 10QSB are as follows:

(a)     Balance Sheets as of June 30, 2004 (unaudited), and December 31, 2003;

(b)     Statements of Operations three months ended June 30, 2004, and 2003;

(c)     Statement of Operations six months ended June 30, 2004, and 2003;

(d)     Statement of Stockholders’ Equity – January 1, 2004 to June 30, 2004;

(e)     Statement of Cash Flow – six months ended June 30, 2004 and 2003;

(f)     Notes to Unaudited Financial Statements.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the results that can be expected for the full year.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
BALANCE SHEET
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
__________________________________________________________________________________________________________________________

ASSETS	2004	2003
Current assets
Cash and equivalents	$1,297,647	$1,005,561
Accounts receivable, net of allowance	304,570	454,679
Inventory	419,716	349,604
Jackpot reserve deposits	3,797,246	3,812,963

	5,819,179	5,622,807
Equipment and software, net of accumulated depreciation	671,001	724,832
Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other intangibles, net of accumulated amortization of $17,727 and $258,100	35,455	108,227
Due from officers, including accrued interest	49,146	50,392
Deposits and other	217,106	234,595

	$7,747,164	$7,696,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$507,407	$466,116
Note payable	320,000
Progressive jackpot liability	962,459	850,988

	1,789,866	1,317,104

Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized, 337,640 and 316,540 shares issued and outstanding	338	317
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized, 48,000 and no shares issued and outstanding	48
Common stock $.001 par, 25,000,000 shares authorized, 6,807,955 and 6,688,955 shares issued and outstanding	6,808	6,689
Additional paid-in capital	15,336,271	14,830,975
Less due from officers and stockholders	(420,000)	(420,000)
Deficit	(8,966,708)	(8,039,496)

	5,957,298	6,379,026

	$7,747,164	$7,696,130

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
_________________________________________________________________________________________________________________________

	2004	2003
Revenues
Casino games	$288,644	$221,014
Product sales	363,788	301,816
Other costs	347,416	129,253

	999,848	652,083

Costs and expenses
Casino games - net of progressive liability interest rate changes
of $(107,885) and $71,730 in 2004 and 2003	172,352	288,692
Product costs	241,637	231,299
Other	388,565	46,265
Selling, general, and administrative expenses	473,351	490,568
Research and development	74,574	23,327
Depreciation and amortization	59,097	76,200

	1,409,576	1,156,351

Operating loss	(409,728)	(504,268)

Other income (expense)
Interest, officers	5,525	23,732
Interest, others	5,208	10,019

Net loss	$(398,995)	$(470,517)

Net loss per share, basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding, basic and diluted	6,988,955	6,135,455

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
_________________________________________________________________________________________________________________________

	2004	2003
Revenues
Casino games	$574,277	$448,440
Product sales	700,673	303,733
Other	669,964	136,837

	1,944,914	889,010
Costs and expenses
Casino games - progressive liability, interest rate changes
of $(48,168) and $63,981 in 2004 and 2003	505,425	517,330
Product costs	468,425	237,334
Other costs	638,858	47,389
Selling, general, and administrative expenses	936,030	710,685
Impairment write-down, game rights	55,829
Research and development	157,403	61,702
Depreciation and amortization	132,258	152,400

	2,894,228	1,726,840

Operating loss	(949,314)	(837,830)

Other income (expense)
Interest, officers	10,782	29,291
Interest, others	11,320	20,754

Net loss	$(927,212)	$(787,785)

Net loss per share, basic and diluted	$(0.14)	$(0.13)

Weighted average shares outstanding, basic and diluted	6,860,384	6,011,169

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2004 TO JUNE 30, 2004
_________________________________________________________________________________________________________________________

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Value	Common Stock Par Par Value	Add’l Paid-in Capital	Due From Officer / Share- holders	Deficit
Balances, January 1, 2004	$541	$317		$ 6,689	$14,830,975	$(420,000)	$(8,039,496)
Net loss							(927,212)
Sale of 188,000 shares		21	$48	119	345,311
Stock-based compensation					70,192
Stock-based compensation					89,793

Balances, June 30, 2004	$541	$338	$48	$ 6,808	$15,336,271	$(420,000)	$(8,966,708)

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
_________________________________________________________________________________________________________________________

	2004	2003
Operating activities
Net cash in operating activities	$(383,475)	$(86,278)

Investing activities
Jackpot reserve deposits	15,717	(119,708)
Purchase of property and equipment	(57,451)	(82,965)
Disposition of intangibles	51,796

Net cash used in investing activities	10,062	(202,673)

Financing activities
Proceeds from borrowings	320,000
Proceeds from sale of Series "B" convertible preferred stock	105,499
Proceeds from sale of Series "C" convertible preferred stock	240,000

Net cash provided by financing activities	665,499

Net increase (decrease) in cash	292,086	(288,951)

Cash, beginning of period	1,005,561	1,050,610

Cash, end of period	$1,297,647	$761,659

Non-cash investing and financing activities

Warrants issued to acquire game rights		$5,145

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1.  Basis of Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, previously filed with the Securities & Exchange Commission, from which the balance sheet information as of December 31, 2003, is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.

2.  Segment Information:

The Company divides its operations into three business units, Games, Products and Other. Its Games Unit has its proprietary games in approximately 40 locations throughout Nevada and five outside of Nevada. The Products Unit has approximately 45 recurring customers in Nevada and 11 outside of Nevada. The Other Unit operates, installs, and maintains keno and bingo systems for the casino industry, in addition to selling keno and bingo related supplies. Results for these units and certain unallocated selling, general, and administrative costs (SG&A) for the three months ended June 30, 2004 and 2003, are set forth below:

                                                                                                    2004                              2003
Revenues:
  Games                                                                                    $ 288,644                      $ 221,014
Products                                                                                      363,788                         301,816
Other                                                                                           347,416                         129,253
Total                                                                                         $ 999,848                      $ 652,083
                                                                                               ========                     ========
Depreciation and amortization:
Games                                                                                        $ 37,208                        $ 45,575
Products                                                                                          4,076                           10,097
Other                                                                                              8,344                              8,847
SG&A                                                                                            9,469                            11,681
Total                                                                                          $ 59,097                         $ 76,200
                                                                                                =======                         =======
8

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Segment Information continued

                                                                                                     2004                             2003
Gross operating income (loss):
Games                                                                                     $ 116,292                      $ (67,678)
Products                                                                                     122,151                          70,517
Other                                                                                          (41,149)                         82,988
Total                                                                                        $ 197,294                       $ 85,827
                                                                                                =======                      =======

3.  Contingencies and Commitment:

Gaming regulations and licensing. The Company is licensed with the State of Nevada as an operator of inter-casino-linked systems. From time to time, the Company has sought and will continue to seek licensure in other gaming jurisdictions so that the Company may offer its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Litigation. In connection with the acquisition of Imagineering Systems, Inc. (ISI), the Company, in effect, purchased for $150,000 an interest in a judgment (included in other current assets) that ISI and its shareholders had against American Wagering, Inc. (AWI), an owner/operator of race and sports books that is currently operating under the protection of the United States Bankruptcy Code. A subsidiary of AWI (not in bankruptcy proceedings) has loaned the Company $320,000. This interest-free loan is expected to be repaid out of the proceeds the Company is due to receive once the AWI bankruptcy is settled. While it is expected that AWI will emerge from bankruptcy by the end of the calendar year, no such assurance has been given by AWI and the Company has no assurance that AWI will then be able to pay the Company the remaining amount due. The Company has agreed to accept the remaining amount due (approximately $680,000 plus interest) in installments over the next two to three years. To the extent the Company recovers more than $275,000, nearly 100% will be payable to the prior shareholders of ISI and/or their prior creditors.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for Nevada NumbersTM and The Million Dollar TicketTM. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table summarizes the relationship between the Company’s liability for progressive jackpots and its gross maximum obligation at June 30, 2004, and related assumptions:

                              Progressive                          Gross
                                Jackpot                              Maximum
Nevada NumbersTM                         Liability            Obligation
Present value of $5,000,000 base progressive
Jackpot, payable in 20 equal annual installments
using a 5.41% discount rate, the prevailing
20-year treasury bond rate                   $ 3,172,874       $ 3,172,874

Present value at 5.41% of the $983,922 increase
to the progressive jackpot meter                            624,372             624,372

The Million Dollar TicketTM                      1,000,000           1,000,000
Less portion insured through:
Conventional insurance providers                      (3,900,000)
Other participants                          (70,509)

Super BonanzaTM                                                                                                  135,677                                      135,677

                                                                                                              $ 962,414                                $ 4,932,923
                                                                       ======                                  =======

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

Overview

Las Vegas Gaming, Inc. is in the business of providing equipment, supplies and casino games for use by its customers in the keno and bingo segments of the gaming industry. We earned our revenue almost entirely by charging a royalty to casinos that utilize the Company’s casino games.

Our primary mission is to profit from the sale of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our "flagship" casino game is a keno-style game known as Nevada NumbersTM. Nevada NumbersTM is a wide-area progressive jackpot game in which players select five numbers instead of 20 as in classic keno. Our other keno-style or bingo-style games are in various stages of development and operation.

Liquidity and Capital Resources

As of June 30, 2004, we maintained $1,297,647 and $3,797,246 in jackpot reserve deposits (collectively, "Liquid Resources). Management anticipates that we will, for the first time in our history, operate at a cash flow surplus sometime in the next several months as we roll out Gambler’s Bonus GiveawayTM. Management also anticipates significant equipment sales (due to the completion of our new keno system OptimaTM) and increased distribution outlets for our new Super BonanzaTM game. Rising interest rates, resulting in a decrease in our jackpot liability during this interval, will also positively impact cash flows.

The Company closed its last private offering, Series C preferred stock, during the reported period at the end of June 2004. The Series C preferred stock was being offered at $5 per share. It possesses a conversion right to our common stock at a rate of five shares of LVGI common stock for each share of Series C preferred stock at any time.

Management anticipates that future losses should be less than historical levels in the next quarter and be eliminated by next year. While no assurances can be given, the combination of new games, expansion of current games, a somewhat better keno equipment market and generally higher long term interest rates, all help in managements positive, but guarded expectations of the Company’s future earnings. Of course, catastrophic events, mergers or vastly lower interest rates could derail management’s goal of positive operating cash flows. Management believes, however, absent unexpected events of this sort, we will start to achieve positive cash flow over the next several months.

Results of operations

Revenues for the six months ended June 30, 2004, increased to $1,944,914 from $889,010 for the six months ended June 30, 2003. Operating costs and expenses directly associated with the production of this revenue increased to $1,612,708 from $802,053. These increased revenues and related costs were largely due to the acquisition of ISI and the introduction of Nevada Keno and Super BonanzaTM.

We had net losses of $(972,212) for the six months ended June 30, 2004, up from $(787,785) for the period ended June 30, 2003. The loss is due to increased SG&A merger-related expenses, the absence of Station Casino business (which severely reduced our bingo earnings), and costs relating to the launching of our two new games (Nevada Keno and Super BonanzaTM). The basic and diluted net loss per share for the six months ended June 30, 2004, was $(0.14) up from a loss of $(0.13) per share for the same period in 2003.

Critical accounting estimates and policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.

Significant estimates involve the selection of an appropriate interest rate for the calculation of the present value of the Nevada NumbersTM jackpot, the values assigned to individual assets and liabilities in allocating the purchase price in recent acquisitions and the value of the Company's common shares issued in connection with such acquisitions. The common share value was estimated at $1.00 based upon the contemporaneous offer of convertible preferred shares at $5.00 that are convertible to five common shares.

The following is a summary of what management believes are the critical accounting policies related to the Company.

Revenue and cost recognition. The operation of casino inter-linked systems varies slightly among jurisdictions as a result of different gaming regulations. However, in all jurisdictions, the linked progressive jackpot increases based on the amount wagered. In accordance with industry practices, a percentage of the wagers are recognized as revenue by the Company (and by the participating casinos) and a portion is used to purchase insurance to fund the base progressive jackpot. The Company recognizes a liability and a cost for the present value of the increase in the progressive meter for jackpots not yet won.

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years. At our sole discretion, we may offer the winner an option to receive a discounted value immediately. Once an inter-linked Nevada NumbersTM progressive jackpot is won (none as of June 30, 2004), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, unless a discounted value is paid immediately. The Company will classify these investments as "held-to-maturity," stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot reserve deposits. This amount is used in accordance with regulatory requirements for funding the Company’s various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets.

Item 3.   Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004. This evaluation was carried out under the supervision, and with the participation, of the Chief Executive and Financial Officer, Mr. Russell Roth. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.       Changes in Securities and Use of Proceeds

The Company issued 32,500 shares of restricted series B and C preferred stock during the quarter ended June 30, 2004. These sales were exempt under Rule 506 of Regulation D of the Securities Act of 1933.

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

                                                                                                             LAS VEGAS GAMING, INC.

Date:   August 16, 2004                                                                         /s/ Russell R. Roth
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

