Form 10QSB
period 2004-09-30
LAS VEGAS GAMING INC
filed 2004-11-15
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,088,955 shares of Common Stock as of October 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

The Company’s general unaudited financial statements included with the Form 10QSB are as follows:

     (a)     Balance Sheets as of September 30, 2004 (unaudited), and December 31, 2003;

     (b)     Statements of Operations three months ended September 30, 2004, and 2003;

     (c)     Statement of Operations nine months ended September 30, 2004, and 2003;

     (d)    Statement of Cash Flow - nine months ended September 30, 2004 and 2003;

     (e)    Notes to Unaudited Financial Statements.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS	2004	2003
Current assets
Cash and equivalents	$1,140,670	$1,005,561
Accounts receivable, net of allowance	508,018	454,679
Inventory	331,463	349,604
Jackpot reserve deposits	3,974,167	3,812,963
	5,954,318	5,622,807
Equipment and software, net of accumulated depreciation	624,755	724,832
Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other intangibles, net of accumulated amortization of $20,387 and $258,100	32,796	108,227
Due from officers, including accrued interest	53,648	50,392
Deposits and other	329,881	234,595
	$7,950,675	$7,696,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$550,615	$466,116
Note payable	320,000
Progressive jackpot liability	1,017,849	850,988
	1,888,464	1,317,104
Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized, 346,140 and 316,540 shares issued and outstanding	346	317
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized, 76,000 and no shares issued and outstanding	76
Common stock $.001 par, 25,000,000 shares authorized, 6,807,955 and 6,688,955 shares issued and outstanding	6,808	6,689
Additional paid-in capital	15,518,735	14,830,975
Less due from officers and stockholders	(320,000)	(420,000)
Deficit	(9,144,295)	(8,039,496)
	6,062,211	6,379,026
	$7,950,675	$7,696,130

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

Revenues Casino games	$386,374	$231,909
Product sales	563,950	360,671
Other sales	470,548	374,090
	1,420,872	939,670
Costs and expenses
Casino games - net of progressive liability changes of $88,057
and $(63,982) in 2004 and 2003 due to interest rate fluctuations	379,681	274,928
Product costs	319,232	242,712
Other	334,140	169,986
Selling, general, and administrative	475,693	728,514
Research and development	63,294	61,216
Depreciation and amortization	59,082	83,212
	1,613,122	1,560,568

Operating loss	(192,250)	(620,898)

Other income (expense)
Sundry expense		(9,433)
Interest, officers	4,625
Interest, others	10,047	4,905

Net loss	$(177,578)	$(625,426)

Net loss per share, basic and diluted	$(0.03)	$(0.10)
Weighted average shares outstanding, basic and diluted	6,988,955	6,135,455

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

Revenues Casino games	$960,651	$679,898
Product sales	1,264,623	645,176
Other	1,140,512	503,675
	3,365,786	1,828,749
Costs and expenses
Casino games - net of progressive liability changes of $39,889 in
2004 due to interest rate fluctuations	807,288	872,673
Product costs	789,471	478,627
Other costs	822,453	207,311
Selling, general, and administrative	1,619,481	1,371,812
Impairment write-down, game rights	55,829
Research and development	221,498	121,697
Depreciation and amortization	191,340	235,612
	4,507,360	3,287,732

Operating loss	(1,141,574)	(1,458,983)

Other income
Interest, officers	16,506	19,859
Interest, others	20,269	25,912

Net loss	$(1,104,799)	$(1,413,212)

Net loss per share, basic and diluted	$(0.16)	$(0.24)
Weighted average shares outstanding, basic and diluted	6,860,384	6,011,169

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEBMER 30, 2004 AND 2003

	2004	2003

Operating activities
Net cash in operating activities	$(635,854)	$(965,766)

Investing activities
Acquisitions		17,057
Deposits and other		22,147
Jackpot reserve deposits	(161,204)	260,753
Purchase of property and equipment	(67,628)	(225,176)
Disposition of intangibles	51,796

Net cash used in investing activities	(177,036)	74,781

Financing activities

Repayment of borrowings	320,000	(200,000)
Proceeds from sale of convertible preferred stock	627,999	1,252,200
Net cash provided by financing activities	947,999

Net increase (decrease) in cash	135,109	1,052,200

Cash, beginning of period	1,005,561	1,050,610

Cash, end of period	$1,140,670	$1,211,825

Non-cash investing and financing activities

Warrants issued to acquire game rights		$5,145

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

2.    Segment Information:

The Company divides its operations into three business units, Games, Products and Other. Its Games Unit has its proprietary games in approximately 40 locations throughout Nevada and five outside of Nevada. The Products Unit has approximately 45 recurring customers in Nevada and 11 outside of Nevada. The Other Unit operates, installs, and maintains keno and bingo systems for the casino industry, in addition to selling keno and bingo related supplies. Results for these units and certain unallocated selling, general, and administrative costs (SG&A) for the three and nine months ended September 30, 2004 and 2003, are set forth below:

                                                                     Three Months Ended                  Nine Months Ended
                                                                     2004                2003                   2004              2003
Revenues:
Games                                                      $ 386,374      $ 231,909            $ 960,651      $ 679,898
Products                                                      563,950         360,671            1,264,623         645,176
Other                                                           470,548         347,090            1,140,512         503,675
Total                                                      $ 1,420,872      $ 939,670         $ 3,365,786   $ 1,828,749
                                                              ========       =======         =========   ========
Depreciation/amortization:
Games                                                         $ 35,394        $ 52,920            $ 106,205      $ 153,148
Products                                                           5,513             5,820                 35,283             2,356
Other                                                                9,085           15,742                 23,053           25,917
SG&A                                                              9,090             8,730                 26,799           54,191
Total                                                            $ 59,082        $ 83,212            $ 191,340      $ 235,612
                                                                ========       =======           =======      =======

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Segment Information continued
                                                                              Three Months Ended               Nine Months Ended
                                                                              2004               2003                2004             2003_
Gross operating income/(loss):
Games                                                                $ 6,693        $ (43,019)        $ 153,363    $ (192,775)
Products                                                            244,718           117,959            475,152        166,549
Other                                                                 136,408           177,104            318,059        296,364
Total                                                               $ 387,819        $ 252,044         $ 946,574     $ 270,138
                                                                       =======       ========        =======      =======

3.  Contingencies:

Gaming regulations and licensing. The Company is licensed with the State of Nevada as an operator of inter-casino-linked systems. From time to time, the Company has sought and will continue to seek licensure in other gaming jurisdictions (currently we have 27 different gaming licenses) so that the Company may offer its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Litigation. In connection with the acquisition of Imagineering Systems, Inc. (ISI), the Company, in effect, purchased for $150,000 an interest in a judgment (included in other current assets) that ISI and its shareholders had against American Wagering, Inc. (AWI), an owner/operator of race and sports books that is currently operating under the protection of the United States Bankruptcy Code. A subsidiary of AWI (not in bankruptcy proceedings) has loaned the Company $320,000. This interest-free loan is expected to be repaid out of the proceeds the Company is due to receive once the AWI bankruptcy is settled. While it is expected that AWI will emerge from bankruptcy by the end of the first quarter 2005, no such assurance has been given by AWI and the Company has no assurance that AWI will then be able to pay the Company the remaining amount due. The Company has agreed to accept the remaining amount due (approximately $680,000 plus interest) in installments over the next two to three years. To the extent the Company recovers more than $285,000, almost all will be payable to the prior shareholders of ISI and/or their prior creditors.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for Nevada Numbers™ and The Million Dollar Ticket™. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table summarizes the relationship between the Company’s liability for progressive jackpots and its gross maximum obligation at September 30, 2004, and related assumptions:

                                                                                                                                        Progressive                                           Gross
                                                                                                                                          Jackpot        Maximum
Nevada Numbers™                                                                                                           Liability        Obligation
Present value of $5,000,000 base progressive
Jackpot, payable in 20 equal annual installments
using a 4.89% discount rate, the prevailing
20-year treasury bond rate                                                                                              $ 3,298,599                                     $ 3,298,599

Present value at 4.89% of the $1,024,024 increase
to the progressive jackpot meter                   675,569                675,569

The Million Dollar Ticket™                                                                                               1,016,244                                        1,016,244

Less portion insured through:
Conventional insurance providers                                                                                     (3,900,000)
Other participants                     (199,299)

Super Bonanza™                      126,736         126,736

                                                                                                                                     $ 1,017,849                                       $ 5,117,148
                                                                                                                                     =========                                      =========

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

Overview

Las Vegas Gaming, Inc. is in the business of providing equipment, supplies and games for use by its customers in the keno and bingo segments of the gaming industry.

Our primary mission is to profit from the sale of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our “flagship” casino game is a keno-style game known as Nevada Numbers™. Nevada Numbers™ is a wide-area progressive keno game in which players select five numbers instead of 20 as in classic keno. We also have another keno-style game being played in Nevada, Arizona and New Mexico and a bingo-style game being played in Nevada, New Mexico and soon in Oregon and Washington. Shortly, we expect to launch another keno-style game in Nevada.

During the 4th quarter, we expect to launch Gambler’s Bonus Lottery in 5-10 bars in southern Nevada. The first 30 days of the launch will be a beta test conducted for the Nevada Gaming Board. Once the beta is completed LVGI will begin to roll the game out to other bars throughout the state of Nevada.

Also during the 4th quarter we are expecting to receive two equipment approvals, one each from Montana and Washington. While we have licenses to do business in both states, our Optima keno equipment hasn’t yet been approved. Both approvals are expected before the end of the year and each one will allow us to complete several significant keno system sales.

Liquidity and Capital Resources

As of September 30, 2004, we maintained $1,140,670 and $3,974,167 in cash and jackpot reserve deposits (collectively, “Liquid Resources). Management anticipates, although there is no assurance, that we will, for the first time in our history, begin operating at a recurring cash flow surplus sometime in the next several months. September 2004 was the first cash flow positive month in our history and was influenced by a significant amount of equipment sales. These equipment sales tend to be relatively large and occur sporadically. Consequently, recurring positive cash flow isn’t anticipated until we have more completely rolled out our Gambler’s Bonus Lottery™ (GBL). Management also anticipates significant equipment sales as a result of the completion of our new Optima™ keno system.

We expect to finance both our higher level of equipment sales and GBL by reducing our required level of deposits supporting our games. We are working with Nevada Gaming Control Board to re-configure our games such that $1 million becomes available to finance our operations. It is possible that we will have to cancel one of our games to do this; however, even if we do, it will not have a material effect on other current or long term operating results. We also expect distribution outlets for our new Super Bonanza™ game will increase and have a positive cash flow effect. If interest rates increase, our jackpot liability will decrease and there will be a positive impact on our cash flows.

Management anticipates that future losses should be less than historical levels in the next quarter and be eliminated during next year. While no assurances can be given, the combination of new games, expansion of current games, a somewhat better keno equipment market and generally higher long term interest rates, all help in management’s positive, but guarded expectations of the Company’s future earnings. Of course, catastrophic events, mergers or vastly lower interest rates could derail management’s goal of positive operating cash flows.

Results of operations

Revenues for the nine months ended September 30, 2004, increased to $3,365,786 from $1,828,749 for the nine months ended September 30, 2003. Operating costs and expenses directly associated with the production of this revenue increased to $2,419,212 from $1,567,298. These increased revenues and related costs were largely due to the introduction of Nevada Keno and Super Bonanza™ and the acquisition of TWIN and ISI effective May 1, 2003 and July 1, 2003, respectively. Nevada Keno and Super Bonanza account for approximately 5% and 13% of the increase in revenues.

We had net losses of $1,104,799 for the nine months ended September 30, 2004, down over $300,000 from the prior year period. The on-going losses, though becoming progressively smaller, are the result of sales volume not yet reaching the required level to cover the costs associated with a growing, public, licensed gaming company. The basic and diluted net loss per share for the nine months ended September 30, 2004, was $(0.16) down from a loss of $(0.24) per share for the same period in 2003.

Critical accounting estimates and policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.

Significant estimates involve the selection of an appropriate interest rate for the calculation of the present value of the Nevada Numbers™ jackpot, the values assigned to individual assets and liabilities in allocating the purchase price in recent acquisitions and the value of the Company's common shares issued in connection with such acquisitions. The common share value was estimated at $1.00 based upon the contemporaneous offer of convertible preferred shares at $5.00 that are convertible to five common shares.

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

The winner of a progressive jackpot is paid the amount of the progressive meter in equal installments over a period of 20 years. At our sole discretion, we may offer the winner an option to receive a discounted value immediately. Once an inter-linked Nevada Numbers™ progressive jackpot is won (none as of September 30, 2004), the Company purchases discounted US Treasury Securities to meet the obligation for the annual payments, unless a discounted value is paid immediately. The Company will classify these investments as “held-to-maturity,” stated at cost adjusted for the amortization of premiums and accretion of discounts over the term of the security using the interest method.

Jackpot reserve deposits. This amount is used in accordance with regulatory requirements for funding the Company’s various jackpot games. Because these funds are used to support operations, they are classified in the financial statements as current assets.

Item 3.  Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision, and with the participation, of the Chief Executive and Financial Officer, Mr. Russell Roth. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In connection with the acquisition of ISI, the Company, in effect, purchased for $150,000 an interest in a judgment (included in other current assets) that ISI and its shareholders had against AWI, an owner/operator of race and sports books that is currently operating under the protection of the United States Bankruptcy Code. A subsidiary of AWI (not in bankruptcy proceedings) has loaned the Company $320,000. This interest-free loan is expected to be repaid out of the proceeds the Company is due to receive once the AWI bankruptcy is settled. While it is expected that AWI will emerge from bankruptcy by the end of the first quarter 2005, no such assurance has been given by AWI and the Company has no assurance that AWI will then be able to pay the Company the remaining amount due. The Company has agreed to accept the remaining amount due (approximately $680,000 plus interest) in installments over the next two to three years. To the extent the Company recovers more than $285,000, almost all will be payable to the prior shareholders of ISI and/or their prior creditors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

                                                                                                                  LAS VEGAS GAMING, INC.

Date:    November 15, 2004                                                                       /s/ Russell Roth
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

