Form 10KSB
period 2004-12-31
LAS VEGAS GAMING INC
filed 2005-04-15
CIK 1103993

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-30375

LAS VEGAS GAMING, INC.
(Name of small business issuer in its charter)
Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4000 West Ali Baba, Suite D Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (702) 871-7111
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year: $4,807,028

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,849,345 as of December 31, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
7,123,955 Common Shares as of March 31, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Las Vegas Gaming, Inc. and subsidiaries (the “Company” or “LVGI”) is in the business of developing, marketing and distributing casino games, selling gaming supplies and keno equipment, and providing various related services to the gaming industry. Currently, LVGI has the rights to a number of games, including, among others, “Nevada Numbers™”, “The Million Dollar Ticket™”, “Nevada Bingo™”, “Nevada Combo™”, “Super Bonanza” and “4-Play Amore™”.

LVGI has developed keno and bingo style casino games. Its keno style games include Nevada Numbers™, Nevada Keno, and a linked, progressive 10-spot game known as The Million Dollar Ticket™. Its bingo style games include Super Bonanza and, in Native American Casinos, American Numbers and Super Bonanza. During 2005 resources will be directed at developing and implementing a promotional version of The Million Dollar Ticket™ (referred to in previous filings as Gamblers Bonus Lottery) and Pop-up Nevada Numbers™. The promotional version of The Million Dollar Ticket™ will be operated in cooperation with the largest slot route operator in Nevada. Slot customers of the slot route operator/establishment owner will be awarded drawing tickets to a promotional jackpot based on predetermined winning slot payout combinations. The slot operator/establishment owner will compensate LVGI for each ticket that is issued. Pop-up Nevada Numbers™ is another distribution method for Nevada Numbers™ where slot customers in larger casinos (with unrestricted licenses where keno is approved) can purchase a ticket at any touch screen video slot machine with “ticket in ticket out” (cashless) technology.

LVGI recently completed the engineering of a state-of-the-art keno system (Optima). Initial customer interest has been encouraging and it is anticipated that the sale of keno systems will increase over the next couple of years. Additionally, our bingo electronics supplier is introducing some new products that should allow our electronic bingo revenue to grow as well.

The vast majority of our sales are generated in Nevada, with the majority coming from the southern part of the state. Looking forward over the next several years, we expect this concentration to increase, as a result of the launch of Pop-up Nevada Numbers™ and the promotional version of The Million Dollar Ticket™. Keno equipment sales are expected to occur to a greater extent outside of Nevada.

In order to supply gaming industry products and services, many states require suppliers to obtain special licenses. Such licenses have been awarded to LVGI in Nevada, Oregon, Nebraska, Mississippi, Washington, Montana and Arizona. Efforts are being made to secure a license in New Jersey.

Corporate Organization and History

LVGI was incorporated pursuant to the laws of the State of Nevada on April 28, 1998, and has two largely inactive subsidiaries;100% owned Imagineering Gaming, Inc. and 85% owned Las Vegas Keno, Inc.

Casino Games Unit

The Casino Games Unit derives most of its revenue from royalties earned on games played in Nevada casinos.

Nevada Numbers™. Nevada Numbers™ is a variation of classic keno currently played in approximately 34 casinos in Nevada. Classic Keno is a game in which bets are made and recorded on a keno ticket. This ticket contains 80 numbered squares that correspond exactly to the 80 numbered balls in a selection hopper. A player marks a ticket to play between two and twenty different numbers. The keno operator then draws 20 out of the 80 numbers, and displays the results throughout the casino. The more numbers that match, the more money the player wins. Payout awards vary from casino to casino and are affected by the amount wagered.

Nevada Numbers™ differs from the classic form of keno in that fewer numbers (5 rather than 20) are drawn. In addition, as LVGI plays the game, it is “linked” and “progressive”. Linking is the process of tying together otherwise separate games held at different unassociated casinos (locations not under common ownership) into one. In other words, players at several different locations all choose numbers that are matched to the same five-number draw. A game is “progressive” when the jackpot grows each time a ticket is purchased. After a progressive jackpot is won, the winning player may be paid the jackpot in the form of an annuity for 20 years or more, or a present-value lump sum amount. The jackpot resets to a base amount from which it will increase until it is won again. The process of linking games and creating a progressive jackpot provides an enticement to players because of the potential for a life-changing event.

Currently Nevada Numbers™ suffers from a lack of volume. LVGI believes the lack of volume is due to the limited distribution the game currently enjoys. During 2006, we hope to dramatically increase distribution by making the game available on slot machines (this version of the game will be known as Pop-up Nevada Numbers™). There are many hurdles to pass for this event happen, but management believes we can achieve this and if we do, the impact on sales could be significant.

The Million Dollar Ticket™. The Million Dollar Ticket™ is a classic keno game, except the progressive jackpot is currently linked among 15 unrelated casinos in Nevada. Four non-Nevada casinos play an unlinked version of the game. A player must pick 10 numbers correctly out of 20 drawn from a pool of 80. If he does, he wins $1,000,000 plus the progressive. This game is currently rather small, but it is quite possible that 2005 could see significant growth as our chief competitor has withdrawn from the business. A promotional version of the game (referred to in previous filings as Gamblers Bonus Lottery) will be free to video poker players with specified winning jackpots at certain locations associated with Nevada’s largest slot route operator, a company that has approximately 12,000 video poker machines in operation as of December 31, 2004, many of which will be linked to this promotional game. We expect the beta test and roll out to occur within the second quarter of 2005. We anticipate this game to be a significant contributor to our profits over the coming years.

Super Bonanza. Super Bonanza is a linked, progressive, $100,000-base jackpot bingo game launched in July 2003. It is currently being played in 11 Nevada casinos and four non-Nevada casinos. So far, while volume has been very good for a start, our earnings have been less than expected because of mathematically high winnings from players. At some point, we expect Super Bonanza to come into balance and earnings to increase. Management expects that during 2005 it will be operating in two to four additional Nevada casinos and selling more tickets per casino. We also expect to grow the non-Nevada portion significantly over the next few quarters.

Product Sales Unit

Product sales include keno and bingo equipment and supplies.

Sales of keno and bingo equipment. The worldwide keno equipment market is a small one and has been shrinking for several years. There is one serious competitor and we have been dividing the business evenly with them for several years. They have won most of the new business in Nevada and we have won most of the new business elsewhere. With the release of our Optima keno system, we expect to reinvigorate the entire market and begin to get a larger share of the new equipment sales in Nevada.

Distribution of keno and bingo supplies. This line of products contributes significantly to our revenue but is comprised of low margin items including crayons, various paper products, and ink. However, we expect volume and margins to increase because a couple of our competitors recently discontinued operations and we are beginning to provide supplies to new market areas.

Other Sales Business Component

In addition to the games and products described above, we also generate revenue through maintenance of our equipment, operation of a keno route, and distribution of bingo electronics.

Nevada Keno and related participation agreements. Through agreements with participating casinos, LVGI offers (beginning in May 2004) Nevada Keno, a “satellited-linked” traditional keno game. That is, it is one keno game played in multiple casinos. All casinos participating in Nevada Keno are “bankrolled” by LVGI. The term “bankroll” comes from a Nevada Gaming requirement to have available a certain amount of money for each game offered that is intended to cover the maximum exposure of the casino at any point in time. When a casino becomes part of the Nevada Keno “route”, it no longer has a bankroll requirement because LVGI is responsible for payouts. LVGI also usually provides all materials, equipment, and labor to accept and settle wagers. However, some casinos have their own equipment and/or provide the labor. While a minor portion of our business currently, we expect the number of these types of participation agreements to increase in the future. The substance of the agreement is that LVGI is the licensed operator of the game and is effectively leasing equipment, employees and space within the participating casinos to conduct the game. The effective rent is determined based on the expected volume of the location and the varying levels of equipment and/or personnel provided by the parties.

Service contracts. Nearly all our customers that purchase keno and bingo equipment from us, also separately purchase a service contract from us to provide on-going maintenance for the equipment. Service is an important strategic component for our Company. While the revenue is fairly significant and expected to grow as our new Optima system captures more market share, service contracts only contribute marginally to our bottom line, a circumstance that is expected to continue.

Distribution of bingo electronics. Distribution of “hand-held” electronic bingo devices is a growing revenue source. Currently, LVGI is a distributor for the largest electronic bingo manufacturer in the world but only provides placement services in Nevada. However, we are committed to expanding beyond Nevada and expect to make significant progress during 2005.

Government Regulation

1. Potential Legal, Regulatory and/or Compliance Risk. LVGI is required to obtain (and maintain) licenses and product approvals in all jurisdictions in which it distributes its gaming products. The licensing and approval process will generally involve extensive investigations into: (i) the gaming products produced; (ii) LVGI itself; and, (iii) LVGI’s officers, directors, and principal shareholders, and can require significant expenditures of time and resources. In addition, gaming regulatory authorities have broad discretionary powers and may deny applications or revoke approvals on any basis they deem reasonable. There is no guarantee that LVGI, its products or its personnel, will be able to maintain all required approvals.

Potential shareholders should note that any beneficial holder of an equity interest in LVGI might be subject to investigation by any gaming authority in any or all jurisdictions in which LVGI does business, if such authorities have reason to believe that such ownership may be inconsistent with the state's gaming policies. Persons who acquire beneficial ownership of more than a certain designated percentage of LVGI’s common shares may be subject to certain reporting and qualification procedures. In addition, changes in control of LVGI and certain other corporate transactions may not be effectuated without the prior approval of the gaming authorities in those jurisdictions in which LVGI does, or anticipates doing, business. Such regulatory provisions could adversely affect the marketability, if any develops, of the common shares and could prevent certain corporate transactions, including mergers or other business combinations.

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

LVGI's products are generally classified as "associated equipment”. Associated equipment is equipment that is not classified as a "gaming device”, but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require suppliers of such systems to meet licensing suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Regulatory authorities generally must approve associated equipment in advance.

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

3. Regulation and Licensing - Nevada. The manufacturing and distributing of gaming devices and the operation of inter-casino linked systems in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated there under (collectively, “Nevada Act”); and, (ii) various local regulations and ordinances. The Company’s manufacturing, distributing and gaming operations (collectively, “Gaming Operations”) are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Gaming Commission”), the Nevada State Gaming Control Board (“Nevada Gaming Board”) and various county and city licensing agencies. The Nevada Gaming Commission, the Nevada Gaming Board and the various county and city licensing agencies are collectively referred to as the “Nevada Gaming Authorities”.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and, (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company’s Gaming Operations.

The Company is registered by the Nevada Gaming Commission as a publicly traded corporation (“Registered Corporation”) and, as such, it is required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. The Company is also licensed by the Nevada Gaming Commission as a manufacturer and distributor of gaming devices, and as an operator of an inter-casino linked system (“OILS”). The Company has obtained from the Nevada Gaming Commission the various registrations, approvals, permits and licenses (individually a “Gaming License” and collectively, “Gaming Licenses”) required in order to engage in Gaming Operations in Nevada. The Company’s Gaming Licenses are also conditioned to allow the Chairman of the Nevada Gaming Board or his designee to order the Company to cease any gaming activities if he or she determines that the minimum bankroll requirements set forth in the Nevada Act are not being met.

All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Gaming Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Gaming Commission. The Chairman of the Nevada Gaming Board must administratively approve associated equipment before it is distributed for use in Nevada. Inter-casino linked systems (“ICLS”) must also be approved by the Nevada Gaming Commission. The approval process for an ICLS includes rigorous testing by the Nevada Gaming Board, a field trial and a determination as to whether the ICLS meets standards that are set forth in the regulations of the Nevada Gaming Commission. On November 19, 2001, the Company received the final approval of the Nevada Gaming Commission for its Nevada Numbers ICLS. There can be no assurances that future games will be approved by the Nevada Gaming Commission.

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

The Nevada Gaming Authorities may investigate an individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable, by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Gaming Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company is required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Gaming Commission.

If it were determined that the Nevada Act was violated by the Company, the Gaming Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Commission. Limitation, conditioning or suspension of any Gaming License could (and revocation of any Gaming License would) materially adversely affect the Company’s Gaming Operations.

Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of the Company’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Board mails the written notice requiring such filing. Under certain circumstances, an institutional investor, as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of the Company’s voting securities for a limited period of time and maintain the waiver. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and, (iii) such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent. A beneficial holder of voting securities, who must be found suitable in a corporation, partnership or trust, must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or, (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

The Nevada Gaming Commission may, in its discretion, investigate a holder of any debt security and require the holder of any debt security of a Registered Corporation to file an application. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or, (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Gaming Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds there from are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada Gaming Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Gaming Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and, (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or, (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer’s or distributor’s license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability.

Marketing of Casino Games

LVGI licenses its games directly to casinos or slot route operators. Initial contact with Casinos is made either from mailing of marketing materials, referrals or direct solicitation by our employees and marketing agents. We promote licensed games to the general public using various types of media, including billboards, newspapers, magazines, radio and television. Advertising within a particular casino may include advertisement on strategically placed plasma screens, table tents, flyers, “slot toppers” and show cards to stimulate curiosity and game play.

Marketing of Other Products and Services

There are very few keno equipment suppliers in the world. When a new installation is desired, which happens infrequently, LVGI will almost certainly be contacted for a quote. In the more likely event of an update to a current installation, the supplier of the initial installation will almost certainly be contacted for the update. With the advent of Optima, we have an opportunity to change the current approach and we plan to do just that. Now that the upgrade is complete and approved in several jurisdictions (it is currently on trial in Nevada), we will contact all current keno operators and attempt to sell them our new Windows-based, touch-screen system (Optima). Initial customer acceptance has been encouraging and we expect to sell more systems in the near future than we have sold in the recent past. Since the average system selling price is approximately $100,000 with a gross margin of approximately 50%, even a small increase in system sales will have a significant impact on revenues and profits. We expect most sales to result from direct solicitation of the customers by our sales staff.

The marketplace for bingo equipment and the placement of “hand-held” electronics in Nevada is also very small, probably no more than 30 potential customers. Contact by our sales people is always taking place. The marketplace for gaming supplies is much larger and geographically dispersed. Our primary marketing tool is a catalog that we periodically send out to our customers and potential customers.

Competition

Competition among gaming equipment and supply companies and among developers and distributors of individual games is strong and presents a significant barrier to entry as well as growth. LVGI faces competition from developer companies and individual casino operators that offer several progressive slot and table games, including MegaBucks™, Quarter Mania™, Nevada Nickels™, and Caribbean Stud™, all of which feature a growing jackpot like LVGI’s progressive keno and bingo games.

While the market has not been dominated by any single entity, some of LVGI's existing competitors have significantly greater financial and technical resources. Moreover, because LVGI is a relatively new and under capitalized enterprise, it may be more vulnerable than its existing competitors to the impact of new or more intense competition. It is always possible that existing or new competitors could develop games that prove more attractive to casino operators and the gaming public and which could have a material adverse effect on the future success of LVGI.

We also face a significant amount of competition from a broad range of casino games in the play of our games, such as Nevada Numbers™. These games are typically better known by patrons, as well as more extensively marketed, by Casinos and the game owners. This underlying competition for patron dollars in bets and ticket sales has and will continue to have an effect on our profits as our revenues are based on a percentage of ticket sales for our games.

Employees

As of December 31, 2004, LVGI had 51 employees (compared to 32 at December 31, 2003), only one of whom is an officer of the Company. LVGI plans to hire additional financial and compliance employees in the near future including a Chief Financial Officer and a Compliance Officer, who may be one in the same. Additional management and marketing personnel are also required. However, new employees will be hired subject to LVGI’s ability to pay them out of operating cash flow.

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

Research and Development Expenditures

LVGI spent $293,651 on research and development during the fiscal year end December 31, 2004.

ITEM 2.  DESCRIPTION OF PROPERTIES

LVGI owns no real property. LVGI is headquartered in leased premises at 4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada, 89118.

ITEM 3.  LEGAL PROCEEDINGS

At year end, LVGI was owed 1.0 million by American Wagering, Inc. (AWI) as part of a judgment. AWI is an operator of race and sports books and manufacturer of race and sports book systems. AWI has recently emerged from the protection of the US Bankruptcy Court for the District of Nevada. The rights to this claim were purchased for $150,000 contemporaneously with LVGI’s acquisition of Imagineering Systems, Inc. (ISI). Proceeds to be realized from the claim in excess of LVGI’s initial $150,000 investment plus related legal costs are generally payable to others, primarily the former creditors and shareholders of ISI. Receipt of proceeds from the claim became effective upon, Bankruptcy Court approval of AWI’s plan of reorganization on March 11, 2005. During 2004, a subsidiary of AWI, not in bankruptcy, loaned LVGI $320,000, interest free, to be repaid from the proceeds LVGI received when the AWI bankruptcy was settled. In early 2005, the same subsidiary paid LVGI an additional $340,000 to gain the release of a security interest LVGI had in a building owned by the AWI subsidiary. LVGI intends to apply the amounts received from the AWI subsidiary against the balance due under the claim and has agreed to accept the remaining balance (approximately $340,000 plus interest) in installments over two years. LVGI received a check on March 11, 2005 in the amount of $320,000. This payment was used to repay the AWI subsidiary (CBS) the $320,000 loaned to LVGI in 2004. The repayment of the underlying debt will be made by equal monthly payments of $14,200 beginning on April 1, 2005 and continuing, through March of 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LVGI held its annual meeting of shareholders on November 16, 2004. Business conducted at the meeting included the following proposals:

(1)	To elect three directors to serve until the next annual meeting or until their successors are elected and qualified;

(2)	To confirm the appointment of Piercy, Bowler, Taylor and Kern, Certified Public Accountants and Business Advisors as independent auditors for the Company;

(3)	To transact any other business that may properly come before the meeting or any adjournment of the meeting.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on September 17, 2004, were entitled to vote. The number of outstanding shares at that time was 7,088,955 held by approximately 425 shareholders. The required quorum of shareholders was present at this meeting.

With respect to the first matter, the stockholders present at the meeting and in attendance by proxy voted to reelect Messrs. Roth, Irvine and Ms. Cane to the Board of Directors.

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

As of December 31, 2004, there were approximately 425 shareholders of record of LVGI’s Common Stock.

LVGI has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a list of equity securities issued by LVGI during the past three years that were not registered under the Securities Act.

During 2002:

1. We converted 2,200 shares of our preferred stock into 2,420 shares of common stock under an agreement with certain of our preferred shareholders. These shares were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

2. We issued warrants to purchase 40,000 shares of our common stock at an exercise price of $4.55 per share in exchange for certain game rights. These shares were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

3. During 2002, we also issued 44,087 shares of our common stock upon the exercise of stock options.

During 2003:

1. We issued 316,540 shares of our preferred series B shares to investors. These shares were issued pursuant to an offering exempt from registration under rule 506 of Regulation D of the Securities Act of 1933 and are restricted shares as defined in the Act.

2. We issued 580,000 shares of common stock in connection with the acquisition of TWIN. These shares were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

3. We issued 263,500 shares of common stock in connection with the acquisition of ISI. These shares were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

4. We issued 257,000 options at an exercise price of $4.55 and 50,000 at an exercise price of $3.00. Most of these options were issued in connection with the acquisitions of TWIN and ISI. These options were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

5. We issued 64,827 warrants and 10,000 warrants expired. These warrants were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

During 2004:

1. We issued 76,000 shares of our preferred series C shares to investors. These shares were issued pursuant to an offering exempt from registration under rule 506 of Regulation D of the Securities Act of 1933 and are restricted shares as defined in the Act.

2. We issued 15,000 common shares in connection with our planned offerings in 2005. These shares were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

3. We issued 20,000 common shares in connection with an exercise of a stock option. These shares were issued pursuant to the S8 registration filed with the Securities and Exchange Commission.

4. We issued 29,000 shares of our preferred series B shares to investors. These shares were issued pursuant to an offering exempt from registration under rule 506 of Regulation D of the Securities Act of 1933 and are restricted shares as defined in the Act.

5. We issued 929,500 warrants at exercise prices ranging from $1.00 to $4.55. Most were issued in connection with the hiring of new employees or consultants. These warrants were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

6. We issued 553,000 options at a strike price of $1.00. These options were issued pursuant to the S8 registration filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

Overview of 2004 and Business Strategy for 2005

Our primary mission continues to be the worldwide delivery of linked, progressive games with mega (“life-changing”) jackpots. New delivery systems including a promotional version of our games entitled The Million Dollar Ticket™ and Pop-up Nevada Numbers™ are expected in 2005 and should produce a significant increase in revenues.

In 2004, our revenues increase 65% from the prior year. The increase was due to the full year impact of two acquisitions, Imagineering Systems, Inc (ISI) and Triple Win in Nevada (TWIN), consummated in mid-2003, the launching of Nevada Keno and the expansion of Super Bonanza. These increases were partially offset by a decline in Nevada Numbers™ sales.

Our net loss for 2004 was nearly $344,000 less than 2003, primarily as a result of the increased revenue. Further improvement is expected in 2005 as a result of the introduction of our new game, the expansion of Super Bonanza, and increased keno equipment sales as a result of the recent introduction of our new Optima keno system.

Strategically, LVGI is positioned to provide a broad range of services for both the bingo and keno segments of the gaming industry. This broader base of products and services should allow us to take a more complete business model and practices to other states and to other countries. We expect new ventures will be undertaken slowly and carefully as a result of capital and human resource constraints. Once stabilized and profitable operations are achieved and adequate funding is in place, we plan to add employees and undertake more opportunities in existing and new markets.

Management plans to expand distribution of its Nevada Numbers™ game over the coming years, not only by increasing the number of casinos offering the game, but also by expanding the points of distribution in each casino. Slot machines, race and sports books, hand held devices and kiosks are all potential incremental distribution points within the casinos. Additionally, management believes that Nevada Numbers™ would make an excellent promotional game and is pursuing several avenues to increase this application for the game. Should a state lottery come up again, we believe Nevada Numbers™ would make an excellent substitute for such an idea. It would be especially attractive because Nevada Numbers™ could begin generating revenue for the State much quicker than could a lottery. We are also looking at re-configuring Nevada Numbers™ to lower the base jackpot and raise the intermediate payouts. This would have the benefit of providing for more significant prize winners and reducing the amount of cash we have to maintain in reserve.

The sale of keno and bingo supplies is expected to remain a steady source of low-margin revenue for LVGI. The acquisition of TWIN makes LVGI a major player in this segment. While significant growth is unlikely, slow and steady growth may be possible as we benefit from our growing success in the bingo and keno equipment markets and withdrawal of some key suppliers during 2004. While these product lines produce significant profits currently, their percentage contribution to the Company’s profits should decrease over time as the Casino Games segment becomes more established. However, these products provide us with another point of contact with our casino customers. Given the trend of mergers within the casino industry, one would also expect a similar contraction in the supply base. We believe that being a full service provider of gaming alternatives provides us with a better chance to be one of the niche survivors in the industry.

The sale of keno equipment has not been a focus in the past. However, with the completion of Optima in late 2004, we believe we can now aggressively pursue the relatively few, but high dollar value, sales opportunities in this product line. In addition to a few opportunities in Nevada, there are several overseas opportunities (principally South Africa, Aruba and Canada) and some in other states, primarily Nebraska, New Jersey, Mississippi, Washington, Arizona, Oregon and Montana.

Placement of bingo “hand-held” electronics should continue to be a significant source of revenue and profit for the Company in 2005. Our technology supplier’s products are about to gain a significant technological advantage over the competition. This combined with leveraging our bingo game and keno synergies should allow us to grow this segment significantly in 2005.

Maintenance contracts and other equipment maintenance services should also remain a steady source of low-margin revenue for LVGI. In addition, these customers are also candidates for future equipment, supplies and game sales.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, except as described below, we believe no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance. Moreover the Company does not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

Goodwill. The Company is organized into reporting units as reflected in the segment information described in Note 1 to the Consolidated Financial Statements which organization, among other things, enables appropriate goodwill impairment analysis. Since the recorded goodwill relates to recently acquired segments (TWIN and ISI) of our business, and since the operations of such segments are producing significant positive cash flow and operating results, management believes that the fair value of the reporting units exceeds their carrying amounts and, therefore, there is no impairment and no need to compare the carrying value to an “implied fair value” calculation. However, goodwill will continue to be evaluated periodically for impairment as events or circumstances warrant. Such evaluations may include, among other analysis, cash flow and profitability forecasts, including the impact on other operations of the Company. Numerous estimations are required in predicting the future profitability of the related businesses and the marketability of their products within the competitive market; in other words, the businesses’ competitive position and estimated ability to compete. Although operating results continue to improve for the recently acquired segments, the conservative assumption that past profitability levels will continue negates, in management’s opinion, the need for further impairment consideration at this time. Management further believes that the synergy of the acquisitions have had positive effects as well.

Recent Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance.  The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not presently expect to enter into any transactions that would be affected by adopting Statement No. 153.

Results of Operations

Revenues. Casino games revenue consists of revenue from the licensing of the games, Nevada Numbers™, The Million Dollar Ticket™, and Super Bonanza. Product sales include primarily the sale of bingo paper and ink, keno supplies and keno and bingo equipment. Other revenues consist primarily of service contracts, royalties related to the placement and service of electronic bingo devices, and, to a lesser extent, keno route (participation) agreements.

In 2004, LVGI generated an increase of $1.9 million in revenues over 2003. Approximately $1 million of the increase was due to the full year impact of the acquisitions of TWIN and ISI, partially offset by the mid-year loss of TWIN’s then largest customer. The rest of the increase is due primarily to approximately equal $.5 million increases in revenue from the game, Super Bonanza, which began in July 2003, and keno route operations, which began in May 2004.

Costs and Expenses. During the same period, direct operating costs and expenses increased approximately $1 million over 2003. This increase is attributable to the full year impact of the two acquisitions and the launch of the game, Nevada Keno. Margins in the Casino games and Product segments also increased. The Casino games segment increased its margins due to a lower level of LVGI contributions to various jackpots, and we played luckier in our Super Bonanza game. The Products segment increased its margins because, as competitors dropped out of the business during 2004, LVGI took a more aggressive stance on product pricing.

Selling, general, and administrative. The selling, general and administrative expenses increased approximately $230,000 in 2004 over 2003. The increase was primarily due to increases in salaries (over $300,000), which was partially offset by a decrease in advertising (over $67,000). A large part of the salary increase was due to an expansion in our Business Development department and the full year impact of the 2003 acquisitions.

Research and development. The increase in research and development costs of almost $100,000 in 2004 is due to the full year impact of the acquisition of ISI and the development of a windows-based product.

Depreciation and Amortization. The Company reported an increase of approximately $42,000 in depreciation and amortization expense in 2004 as compared to 2003 as a result of the full year impact of acquiring ISI. Control over capital spending was a major reason for the smaller than expected increase in depreciation.

Liquidity and Capital Resources

As of December 31, 2004, the Company maintained approximately $.6 million in cash versus $1.0 million in the prior year (excluding jackpot reserve deposits available and believed adequate to pay out any jackpots). Current assets remained constant at $5.6 million as cash was converted to jackpot deposits, inventory and receivables. The jackpot deposits increased $0.2 million, $60,000 due to lower interest rates and the remainder due to incremental ticket sales without the jackpot being hit. Inventory rose nearly $0.1 million due to the buildup in keno equipment inventory in front of the expanding demand for Optima keno systems. The nearly $0.2 million increase in receivables is partly volume related and partly slow pay by a few customers. Most of the over due balances have been collected in January and February of 2005.

Other than any jackpots that might be won by gaming patrons, our most significant capital resource requirement will be associated with the planned acquisition of 500 LCD monitors ($1.0 million) associated with the operation of a promotional version of The Million Dollar Ticket™ game. Operation of the game is expected to commence in the second quarter of 2005. It is also expected that most of the $1.0 million requirement would be financed through an operating lease.

LVGI raised additional capital in 2004 to fund its operating losses and business expansion. During 2004, we raised $420,000 through preferred stock offerings and received as an advance $320,000 pursuant to the AWI settlement. We also received as an additional advance of $340,000 shortly after year end; however, most of this amount will ultimately be due others.

During the early part of 2005 we acquired 100% of the outstanding common stock of AdLine Gaming, Inc. (AdLine) in a transaction valued at $1,188,000, including $500,000 in cash, $288,000 in assumed liabilities, 400,000 shares of common stock (valued at $1.00 per share), and warrants to purchase 100,000 shares of LVGI’s common stock (without value). AdLine has significant technology and engineering talent that supports our promotional version of The Million Dollar Ticket™ game. We also believe that its engineers will contribute greatly to the finalization of our long planned Pop-up Nevada Numbers™ game. AdLine monthly cash flow requirement is approximately $50,000, effectively doubling LVGI’s cash flow needs pre-acquisition. We expect the combined companies, absent any other changes, once the promotional version of The Million Dollar Ticket™ game is half deployed, will substantially increase our cash flow. We also expect to be 50% deployed by the fall of 2005. In the meantime, increased revenues from the sale of the Optima systems and the expansion of our Super Bonanza game should help reduce the operating cash flow deficiency to a level that can be funded by existing resources. However, to provide for an adequate margin of error in our expectations, we plan to pursue additional equity financing. To the extent that such financing is not needed to support existing operations, the funds will be available to fund strategic business expansion opportunities that may arise. To the extent this funding is not received and some of the foregoing operational issues don’t occur or are delayed, our financial resources would become severely strained. We can provide no assurance that such funding will be raised in an amount adequate to meet our cash flow and operational needs.

Improving operating results, the proceeds from the projected offering, and the anticipated operating lease in connection with the promotional version of The Million Dollar Ticket™ game should provide LVGI with sufficient financial resources to fund its operations and business expansion plans through the end of 2005. Cash flow from operations is expected to be the primary long-term source of working capital and capital asset requirements.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements:

F-1  Independent Auditor’s Report

F-2  Balance Sheet

F-3  Statements of Operations

F-4  Statements of Stockholders’ Equity

F-5  Statements of Cash Flows

        F-6  Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Las Vegas Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

PIERCY, BOWLER, TAYLOR, & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation

March 1, 2005
LAS VEGAS, NEVADA

LAS VEGAS GAMING, INC. AND SUBSIDIARY
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003
Current assets
Cash	$586,169	$1,005,561
Accounts receivable, net of allowance of $ 27,516 and $ 121,219	643,768	454,679
Inventories	383,545	349,604
Jackpot reserve deposits	3,992,680	3,812,963
	5,606,162	5,622,807
Equipment and software, net of accumulated depreciation	585,995	724,832
Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other intangibles, net of accumulated amortization of $23,046 and $258,100	30,137	108,227
Due from officers, including accrued interest	58,149	50,392
Deposits and other	243,034	234,595
	$7,478,754	$7,696,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$506,771	$466,116
Notes payable	320,000
Progressive jackpot liability	981,636	850,988
	1,808,407	1,317,104
Temporary equity - 75,000 shares of common stock conditionally redeemable	25,000	25,000

Total liabilities	1,833,407	1.342,104
Stockholders’ equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized, 346,140 and 316,540 shares issued and outstanding	346	317
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized, 76,000 shares issued and outstanding in 2004	76
Common stock $.001 par, 25,000,000 shares authorized, 7,048,955 and 6,613,955 shares issued and outstanding	7,049	6,614
Additional paid-in capital	15,582,672	14,806,050
Less due from officers/stockholders	(320,000)	(420,000)
Deficit	(9,625,337)	(8,039,496)
	5,645,347	6,354,026
	$7,478,754	$7,696,130

See notes to financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Revenues
Casino games	$1,350,840	$936,772
Product sales	1,604,568	1,155,774
Other	1,851,620	820,444
	4,807,028	2,912,990
Costs and expenses
Casino games - net of progressive liability changes of $36,762 in 2004 attributable to interest rate fluctuations	1,102,090	1,138,731
Product costs	1,099,868	740,099
Other	1,350,558	526,514
Selling, general, and administrative	2,303,078	2,070,121
Research and development	293,651	196,834
Depreciation and amortization	245,303	203,643
Loss on asset disposal	55,829	25,833
	6,450,377	4,901,775

Operating loss	(1,643,349)	(1,988,785)

Other income/(expense)
Interest, officers	19,784	25,602
Interest, others	37,724	33,886

	57,508	59,488

Net loss	$(1,585,841)	$(1,929,297)

Net loss per share, basic and diluted	$(0.23)	$(0.31)
Weighted average shares outstanding, basic and diluted	7,001,455	6,323,532

See notes to financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

	Series A	Series B	Series C
	Preferred	Preferred	Preferred	Common	Additional	Due From
	Stock	Stock	Stock	Stock	Paid-In	Officer/
	Par Value	Par Value	Par Value	Par Value	Capital	Shareholder	Deficit

Balances, January 1, 2004	$541	$317	$0	$6,614	$14,806,050	$(420,000)	$(8,039,496)
Net loss							(1,585,841)
Sale of 105,000 shares		29	76		537,460
Stock-based compensation				435	239,162

Collection of loans to officers						100,000

Balances, December 31, 2004	$541	$346	$76	$7,049	$15,582,672	$(320,000)	$(9,625,337)

Balances, January 1, 2003	$541			$5,845	$12,214,173	$(420,000)	$(6,110,199)

Net loss							(1,929,297)

580,000 shares issued
incident to acquisition of
Triple Win in Nevada, Inc.				580	579,420

263,500 shares issued
incident to acquisition of
Imagineering Systems, Inc.				264	263,236

Sale of 316,540 shares		$317			1,582,383

Warrants issued to purchase
game rights					3,145

Stock-based compensation					132,006

Settlement of vacation liability
with stock warrants					56,612

Retroactive reclassification of
temporary equity to a liability				(75)	(24,925)

Balances, December 31, 2004	$541	$317	0	$6,614	$14,806,050	$(420,000)	$(8,039,496)

See notes to financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Operating activities
Net cash (used in) operating activities	$(1,283,502)	$(1,340,958)

Investing activities
Purchase of property and equipment	(84,204)	(219,144)
Investment in outcome of a lawsuit	0	(150,000)
Collection of other receivables	0	54,442
Acquisition of intangible assets	0	(117,500)
Net cash used in investing activities	(84,204)	(432,202)

Financing activities
Repayment of borrowings		(300,000)
Proceeds from borrowings	320,000	0
Proceeds from sale of Series B and C preferred stock	527,879	1,582,700
Sale of common stock	435
Collection of receivables from officer/shareholder	100,000	0
Other	0	(173)
Net cash provided by financing activities	948,314	1,282,527

Net decrease in cash	(419,392)	(490,633)

Cash, beginning of year	1,005,561	1,496,194

Cash, end of year	$586,169	$1,005,561

Reconciliation of net loss to net cash used in operating activities
Net loss	$(1,585,841)	$(1,929,297)
Depreciation and amortization	245,303	203,659
Loss on asset disposals	55,828	25,833
Stock-based compensation	248,847	131,995
Increases in operating (assets) / liabilities and decreases
Accounts receivable	(162,326)	71,970
Inventories	(33,941)	36,893
Prepaid expenses		127,062
Jackpot reserve deposits	(179,717)	(178,741)
Other	(8,439)	(30,888)
Accounts payable	6,136	(113,017)
Jackpot liability	130,648	313,573

Net cash used in operating activities	$(1,283,502)	$(1,340,958)

Non-cash investing and financing activities
Note issued in connection with business acquisition		$300,000
Common stock issued in connection with business acquisitions		$843,500
Settlement of vacation liability with stock warrants		$56,611
Warrants issued to acquire game rights		$3,145

See notes to financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

1. Nature of operations and background information

Las Vegas Gaming, Inc. (the Company or LVGI), is in the business of providing equipment, supplies and casino games for use by its customers in the keno and bingo segments of the gaming industry. Recently, the Company also hired an executive to apply and market our keno technology to sweepstakes and lotteries. During 2003, the Company completed two acquisitions (Note 8) thereby expanding its business model to include the sale of keno and bingo equipment, systems and supplies as product lines and related services in addition to charging a royalty to casinos that utilize the Company’s casino games, and giving the Company control over the software and systems used by its casino games. The expansion of its product lines and gaining control over the software and systems used by its games were the primary purposes of these acquisitions. The results of the operations of the acquired entities are included in the statement of operations of the Company beginning on the effective dates of the acquisitions.

Notwithstanding these significant changes in the Company’s operations, the Company’s primary mission continues to be the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games, includes Nevada Numbers™ (NN), Super Bonanza Bingo (SB) and The Million Dollar Ticket™ (TMDT). During the second quarter of 2005 we expect to add a promotional version of The Million Dollar Ticket™ in cooperation with the largest slot route operator in Nevada. By the end of 2005, these four games are expected to provide the majority of LVGI revenues.

In early 2005, LVGI completed another acquisition (Note 9) that provides additional engineering capability and control of the technology behind the promotional version of the game, The Million Dollar Ticket™. The additional engineering capability should also allow us to complete a version of the game, Nevada Numbers™, which may be played from any touch screen video slot machine that operates with ticket in ticket out (“cashless”) technology.

Segment information. LVGI conducts its operations through three primary business segments, “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one nearly ready to launch. The three games are played in 37 casinos in Nevada and another seven outside Nevada. LVGI’s games consist of keno style games (Nevada Numbers™ and The Million Dollar Ticket™), and Super Bonanza - a bingo style game. The composition of LVGI’s casino games revenue is about 50% bingo and 50% keno in 2004 compared to approximately 13% and 83% in 2003.

The “Products” segment generates revenues through the sale of keno and bingo equipment and supplies. Bingo supplies include bingo paper and ink. Bingo products comprised about 60% and 71% of our Product sales in 2004 and 2003. Keno supplies consist of various paper items, including inside/outside tickets and certain promotional products. Keno products made up about 8% and 7% of our Product sales in 2004 and 2003. Bingo equipment sales made up 2% and 1% of our product sales in 2004 and 2003 while keno equipment sales comprised 30% and 21% respectively. The Company’s keno equipment is installed in over 70 casinos worldwide.

The “Other” segment includes revenue from equipment maintenance contracts (42% in 2004 compared to 49% in 2003); operation of a keno route (29% of revenue in 2004 and none in 2003); the distribution of “hand-held” bingo electronics (22% in 2004 compared to 49% in 2003); and, keno route participation agreements (7% in 2004 compared to 8% in 2003). Results for these segments and certain unallocated expenditures for 2003 and 2004 are set forth below:

	2004	2003
Revenues
Casino Games	$1,350,840	$936,772
Product Sales	1,604,568	1,151,623
Other	1,851,620	821,424
	$4,807,028	$2,909,819
Operating income (loss)
Casino Games	$133,457	$(327,256)
Product Sales	201,237	121,241
Other	478,985	267,570
Unallocated	(2,457,028)	(2,049,965)
	$(1,643,349)	$(1,988,410)

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

Identifiable assets
Casino Games	$5,013,896	$5,267,218
Product Sales	502,983	313,432
Other	580,841	419,080
Unallocated	1,381,034	1,696,402
	$7,478,754	$7,696,132

Identifiable assets of $7,478,754 and $7,696,132 at December 31, 2004 and 2003 includes recorded goodwill of $955,277 (Note 8) that has not been allocated between Products Sales and Other.

Capital expenditures	2004	2003
Casino Games	$5,432	$159,978
Product Sales	14,154	24,815
Other	63,069	19,195
Unallocated	1,549	21,693
	$84,204	$225,681

Concentrations. The Company currently generates revenue from approximately 50 different customers, the largest of which constitutes slightly less than 10% of our total revenue. When our promotional version of The Million Dollar Ticket™ is launched in 2005, the Company will acquire another customer of similar magnitude (Nevada’s largest slot route operator).

In establishing an allowance for doubtful collection, the Company considers the customer, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions. The Company’s receivables are uncollateralized. The maximum losses that the Company would incur if a customer failed to pay would be limited to the amount due after any allowances provided.

Historically, the Company has depended on relatively few suppliers for components and programming for certain of its games. However, this dependence has been substantially mitigated as a result of its recent acquisitions (Notes 8 and 9), and management believes that such other suppliers are sufficiently available so that any disruption of service would be brief and not have a material adverse effect on the Company’s business, financial condition and results of operations.

2. Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements include the accounts of Las Vegas Gaming, Inc., its inactive 85%-owned subsidiary, LV Keno, Inc., and its inactive 100%-owned subsidiary, Imagineering Gaming, Inc. TWIN and ISI were integrated into the operations of the Company and dissolved upon acquisition. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue and cost recognition. As wagers are made within the Company’s casino inter-linked system~~s~~, a percentage of the wagers representing the Company’s royalty is recognized as revenue and a portion is used to purchase insurance and to fund the base progressive jackpot. The Company also recognizes a liability and a cost for the present value of the progressive jackpots not yet won, as measured by a meter, and to be paid out over time and any uninsured base jackpot.

The winner of the Nevada Numbers™ progressive jackpot will be paid the amount of the progressive meter in equal installments over a period of 20 years. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of December 31, 2004), in the event a discounted value is not paid immediately at the option of the winner, the Company intends to purchase discounted U.S. Treasury securities to meet the obligation for the annual payments. The Company also expects to classify these investments as “held-to-maturity”, to be stated at cost adjusted for the amortization or accretion of any premiums or discounts over the term of the security using the interest method.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

In connection with other casino games, the Company collects a royalty for each ticket sold. At the discretion of the Company’s management, ~~i~~nsurance to fund jackpots may or may not be purchased. Costs associated with progressive jackpots are recognized as the meter increases. Costs associated with uninsured base jackpots are recognized over time based on “hit” probabilities dictated by the odds of the game and the volume of play. As of December 31, 2004, other games included Super Bonanza Bingo, and The Million Dollar Ticket™. Super Bonanza Bingo is a coverall bingo game with many potential small jackpots and a $100,000 maximum jackpot. The Million Dollar Ticket™ is a regular keno game with a large progressive jackpot.

Sales of bingo and keno equipment and supplies are generally recognized when the products are shipped. When a customer also contracts with the Company for installation of equipment, the sale of the equipment and the installation fee are recognized concurrently when the equipment is installed and operational at the customer’s facility. Distribution royalties from the placement of “hand-held” bingo technology are recognized over time, based on customer usage. Warranty costs and related liabilities associated with product sales are not material. Fees from equipment maintenance contracts that are sold separately (there are no bundled deliverables) are recognized evenly over the term of the contract. Prior to shipment, equipment and supplies are included in inventories and stated at the lower of cost, as determined on a “first in first out” basis, or market.

Keno revenue from the operation of a keno route subject to multiple participation agreements is included in other revenues and is the net win from such gaming activities, the difference between gaming wins and losses. Amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) is reflected as an expense.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods.

Jackpot reserve deposits. For financial statement presentation purposes, jackpot reserve deposits (Note 3) are excluded from cash and presented as other current assets.

Equipment and software. Equipment and software (Note 4) are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (3-10 years).

Goodwill and other intangible assets. As of the most recent balance sheet date, goodwill consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of ISI and TWIN. Goodwill is evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among others, cash flow and profitability forecasts, including the impact on other operations of the Company.

Other intangible assets consist principally of trademarks, copyrights, and patents (some of which are pending). Other intangibles are amortized on a straight-line basis over the estimated economic life of the asset, usually less than 10 years.

Net loss per share. Basic and diluted net loss per share is computed by dividing net income loss by the weighted average number of common shares outstanding during the year. Potentially dilutive securities such as convertible preferred stock, options and warrants were not considered outstanding because the effect would have been anti-dilutive.

Stock compensation. The Company utilizes Financial Accounting Standard Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards (Note 5) and uses the Black-Scholes pricing methodology to estimate the fair value of stock and amounts to be expensed as it relates to employee and non-employee stock-based compensation.

Advertising. Advertising costs are expensed as incurred and totaled $117,913 and $55,430 for 2003 and 2004, respectively.

Gaming Licenses - Most state gaming licensing agencies require LVGI to deposit varying amounts to fund the agencies’ expenses associated with their investigative licensing procedures. LVGI records these initial transactions as deposits (listed in other assets) on the balance sheet and when notified by the agencies that the funds have been used, the deposit is expensed as a cost of casino games.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

Financial instruments. The Company’s financial instruments consist of cash, jackpot reserve deposits, accounts receivable, accounts payable, and progressive jackpot liability and other accrued expenses. The fair values of these financial instruments, which are either short-term and have little or no risk, are considered to have a fair value equal to book value.

Reclassifications. Certain amounts, as previously reported, have been reclassified to conform to the current year presentation.

3. Jackpot reserve deposits:

At December 31, 2004 and 2003, $3,992,680 and $3,812,963 of the Company’s cash is set aside, placed on deposit and restricted for funding the Company's various jackpot oriented games. Because these funds are to be used to support operations, they are classified as current assets.

4. Equipment and software:

As of the balance sheet dates presented, equipment and software consist of the following:

	2004	2003
Software	$218,990	$218,990
Production equipment	951,553	1,062,155
Equipment, furniture, and fixtures	177,942	176,393
	1,348,485	1,457,538
Less accumulated depreciation	762,490	732,705
	$585,995	$724,833

5.  Stockholders' equity:

Convertible preferred stock. From time to time, pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, the Company offers for sale on a registration exempt and best efforts basis share of preferred convertible stock. During 2004, the Company completed its Series B convertible preferred offering by selling 29,600 preferred shares in exchange for $148,000. In 2003, 316,540 preferred shares were issued in exchange for $1,582,700. The Company also issued 400,000 shares of its common stock to the group that provided capital raising services in connection with this offering. An employee of the Company is also a principal in the service provider. Additionally, in 2004, the Company sold 76,000 shares of its Series C convertible preferred stock for $380,000. There were no fees associated with this offering.

Stock warrants and options. The Company has both a qualified and a non-qualified option plan. Since 2000, options have been granted only pursuant to the qualified plan. The plan is administered by the Compensation Committee, which is appointed by the Board of Directors. The exercise price of these options must be no less than the fair market value at the time of the grant and vesting is at the discretion of the plan administrator (appointed by the Compensation Committee), though limited to 10 years. Only employees are qualified to receive options and options cannot exceed 15% of the outstanding common shares.

The Company has, from time to time, granted warrants and/or options to employees and others in exchange for employment incentives, capital-raising, other services, and/or in conjunction with the initial capitalization of the Company and product acquisitions. Under a plan adopted in 2000, options to purchase 180,000 and 10,000 common shares were issued to officers and directors in 2004 and 2003, respectively.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

Since there has been no public market for the Company's stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and compensation. The principal assumptions selected to value the options and warrants, using the Black-Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interest rate of 5%, expected option life of 4 to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to $250,181 in 2004 and $135,153 in 2003.

A summary of option and warrant activity follows:

	Shares Reserved for Options and Warrants and Weighted Average Exercise Price Per Share
	2004	2003	Grant date fair value
Beginning balance	2,104,466	1,742,639
	$3.55	$3.71
Granted	1,486,623	371,827
	$1.29	$4.34	$1.00 $4.21
Exercised	(20,000)	0
	.50	0
Forfeited	(13,500)	(10,000)
	$2.61	$3.00
Ending balance	3,557,589	2,104,466
	$2.10	$3.43

The weighted average exercise prices at December 31, 2004 and 2003 were $2.10 and $3.43 respectively.
The following table summarizes stock options and warrants outstanding at December 31, 2004:

Exercise Price	Number Outstanding	Average Remaining Life in years	Number Exercisable	Average Remaining Life in years
Non-qualified options
$0.50	180,000	3.3	180,000	3.3
Qualified options
$1.00	557,123	3.5	215,714	3.8
$3.00	125,900	5.2	109,234	5.2
$4.55	269,500	4.3	146,333	4.1
Warrants
$1.00	1,568,500	3.0	1,065,490	2.9
$2.00	38,000	1.3	38,000	1.3
$2.50	260,000	2.6	86,580	2.6
$3.00	317,509	1.8	248,305	1.5
$4.55	117,327	2.2	105,718	2.3
$5.00	71,476	1.1	59,476	1.0
$6.00	52,255	3.1	31,352	3.1
	3,557,589		2,286,202	2.8

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

Due from officers/stockholders. During 2004, $100,000 of the amount due from officers/stockholders was collected. The amounts due from officers/stockholders arose during 2001 from the exercise of their non-qualified stock options for the purchase of 630,000 shares of the Company’s common stock. Also, during 2001, a former officer was loaned $180,000 to exercise options to acquire 280,000 common shares and the Company later reacquired from the former officer 39,560 shares in satisfaction of the loan. These receivables that are deducted from stockholders’ equity are due in 2006 and bear interest at 5% annually. In addition, the amount due from officers included in other assets relates to a pre-Sarbanes-Oxley Act advance that is due in 2006, plus related accrued interest that is payable annually.

Redeemable preferred stock: In 2003, the Company entered into a separation agreement with one of the officer/stockholders. The terms of the agreement included cash payments to the officer/stockholder of $60,000 and the right of the stockholder, under certain conditions, to require the Company to repurchase from him up to 75,000 common shares at prices ranging up to $3.00 per share through June 15, 2005. The value of this option was not material, and therefore, no compensation expense was recorded. The conditions that remain relevant as of December 31, 2004, are: the former officer could require the Company to repurchase up to 75,000 shares at $3 per share or the per share price used to raise the funds if less than $3; the stockholder must apply the entire proceeds to his outstanding note; and, if the Company’s stock is listed on a public exchange, the agreement becomes null and void. As a result of the “put” provision, maximum redemption value of the 75,000 shares, which approximates fair value, net of the related note balance already deducted from stockholders’ equity, has been treated as temporary equity, classified as a liability, pursuant to Emerging Issue Task Force, Topic D-98, and FASB Statement No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and the shares are excluded from the loss per share calculation.

6. Commitments and contingencies:

Gaming regulations and licensing. The Company is licensed with the State of Nevada as an operator of inter-casino-linked systems, supplier and distributor of keno and bingo products, parts, and services, and as a keno route operator. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may similarly participate in the gaming revenues produced by its customers from its products in those jurisdictions. Failure to retain its Nevada licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have a material adverse effect on the Company.

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for Nevada Numbers™ and The Million Dollar Ticket™. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company’s liability for progressive jackpots and its gross commitment at December 31, 2004, and related assumptions:

Nevada Numbers™	Progressive Jackpot Liability	Gross Commitment
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 4.91% discount rate, the prevailing 20-year Treasury Bond rate	$3,293,613	$3,293,613
Less portion insured through: Conventional insurance providers	(2,900,000)
Other participants	(196,807)
Uninsured portion of base progressive jackpot	196,807
Present value at 4.91% of the $1,061,246 increase to the progressive jackpot meter	699,067	699,067
Other Games	23,722	1,023,722
	$919,596	$5,016,402

The effect of any change in the prevailing 20-year Treasury Bond rate is recognized in the period of the change.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

Litigation. In connection with the acquisition of ISI (Note 8), the Company, in effect, purchased for $150,000 (included in other assets) an interest in a judgment that ISI and its shareholders had against American Wagering, Inc. (AWI), currently operating under the protection of the bankruptcy code. The amount of the judgment has been negotiated to be $1 million. During 2004 and subsequently, the Company received an interest-free advance of $320,000 and a payment of $340,000 for the release of a lien from a subsidiary of AWI. This subsidiary is not in bankruptcy. The Company expects to repay the advance when AWI’s plan of reorganization is confirmed which is expected in 2005. However, no assurance is given as to such outcome. Assuming AWI’s reorganization plan is approved, the Company has agreed to receive the balance of the $1.0 million judgment ($340,000) in installments over two years, plus interest.

To the extent the Company recovers more than its initial $150,000 investment in the judgment, plus legal expenses in pursuing collection (approximately $200,000 so far), substantially all of the excess will be payable to the prior shareholders of ISI and/or their creditors under the terms of its acquisition.

Lease commitments. The Company leases office and warehouse space under various non-cancelable operating leases expiring through 2008. The lease agreements require the Company to pay monthly base rent in varying amounts plus common area maintenance charges. Future minimum lease payments under

2005	$229,218
2006	$238,958
2007	$249,133
2008	$259,493
Thereafter	None

Rent expense for 2004 and 2003 was $221,936 and $171,915 respectively.

7. Income taxes:

Because the Company has not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not. Therefore, it has been effectively reduced by a 100% valuation allowance. Net operating loss carryovers for federal income tax reporting purposes total approximately $8,500,000 and expire in 2023.

8. Acquisitions:

Effective May 1, 2003, the Company acquired Triple Win in Nevada (TWIN), a bingo supply distributor, in a transaction valued at $880,000, including 580,000 shares of LVGI’s restricted common stock plus $300,000 of notes and cash paid to the former stockholders of TWIN. Effective July 1, 2003, the Company acquired Imagineering Systems, Inc. (ISI), a manufacturer of keno equipment and provider of the operating system used by the Company’s keno games, in primarily a stock for stock transaction valued at $381,000. The Company issued 263,500 shares in connection with the ISI transaction. These transactions were accounted for in accordance with FASB Statement No. 141, Business Combinations, and resulted in recorded goodwill of $630,335 and $324,942 related to the TWIN and ISI transactions, respectively, none of which is expected to be deductible for tax purposes.

In accounting for the acquisition of TWIN and ISI, management considered whether there were identifiable intangible assets other than goodwill requiring accounting recognition at the dates of acquisition and concluded that there were none that were material. Basically, the Company consummated the mergers to acquire cash flow and to gain critical mass and believes that there were no material other intangibles (such as trademarks, patents, customer lists, customer relations, contracts or agreements) that, in management’s opinion, had value and met the contractual and/or separability tests that would have required value to be assigned to other intangibles. For

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

example, there are only a limited number of potential customers in the gaming industry. The customer (or contact list) of LVGI was effectively identical to that of TWIN and ISI and therefore had no separate value. Relationships with the customers associated with the business segments acquired were based on price, not relationship intangibles that might significantly influence the customers’ buying decisions and therefore had no separate value. Legal and contractual arrangements were either cancelable on notice or considered not to be material or significant to future plans and operations of the Company and therefore had no separate value.

For each acquisition, the purchase price was determined based on the cash (and cash equivalent) consideration exchanged plus the estimated $1 per share value of the Company’s common shares issued, which was based on the conversion feature of the Series B convertible preferred stock that was being sold contemporaneously with the consummation of the acquisitions, since there was not contemporaneous trading in the Company’s common stock. The Series B convertible preferred shares were sold for $5 per share and convertible into five (5) common shares.

9. Subsequent event:

Effective February 18, 2005, the Company acquired AdLine Gaming Inc. (AdLine), a developer of digital video technology for the gaming industry. The transaction is valued at $1,188,000 including $500,000 cash, assumption of $288,000 in liabilities, 400,000 shares of the Company’s common stock and warrants to purchase 100,000 shares of LVGI common stock for $4 a share.

The value of the acquisition was based on the cash consideration exchanged plus the liabilities assumed and the per-share value of the Company’s common shares issued which was estimated at $1.

The unaudited condensed balance sheet of AdLine immediately prior to the acquisition is summarized as follows:

Parts inventory	$144,000
Software patents	28,000
Furniture and fixtures	41,000
$213,000

Accounts payable	217,000
Non-current related party payables	71,000
Deficit	(75,000)
$213,000

AdLine’s unaudited net loss for the year ended December 31, 2004 was approximately $87,000 consisting of general and administrative expenses with no revenues.

The Company’s management preliminarily estimates that the recorded cost of AdLine’s inventory and furniture and fixtures approximates fair value and that the Company’s excess purchase price will be substantially all assigned to the software patents.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

LVGI has had no disagreements with its independent auditors on matters of accounting, auditing or financial disclosures.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, specifically Mr. Russell Roth, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B: OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names of our officers and directors, their present positions, and some brief information about their background. The Company does not have a written employment agreement with any of its officers or directors.

Name	Age	Offices Held
Russell R. Roth	58	CEO, President, CFO, & Director
Rich Irvine	62	Director
Kyleen E. Cane	50	Director

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

Rich Irvine. Mr. Irvine has been a director of Las Vegas Gaming since January 14, 2001. Mr. Irvine is currently Vice President of Sales for Alliance Gaming, a gaming company headquartered in Las Vegas, Nevada. From January 2002 through January 2003 Mr. Irvine was Vice President of Sales for A. C. Coin, a gaming company headquartered in Atlantic City, New Jersey. Mr. Irvine was Executive Vice President of Planning and Development for GameTech from February 1999 through November 2001. Mr. Irvine was President and Chief Operating Officer of Mikohn Gaming Corporation from July 1995 until September 1998. He had served on the Mikohn’s corporate Board of Directors since it became a publicly traded company in late 1993. From 1993 to 1995 Mr. Irvine was Senior Vice President - Marketing and Entertainment for Boomtown, Inc., a Reno-based owner and operator of casino properties in Verdi, Nevada; Las Vegas, Nevada; Biloxi, Mississippi; and New Orleans, Louisiana. From 1991 to 1993 he was Vice President of Marketing for worldwide Walt Disney attractions. His first entry into the gaming industry came as Executive Vice President Worldwide Sales and Marketing for International Game Technology (IGT), a leading manufacturer of gaming machines. During his four-year tenure, IGT’s revenues tripled. Mr. Irvine was co-founder of Aurora Productions. During an eight-year stint there, he was Executive Producer of such films as Heart Like a Wheel, Secret of Nihm and Eddie and the Cruisers, and also the Broadway show The Suicide. He also served as President and Chief Operating Officer of Straight Arrow Publishing, owners of Rolling Stone Magazine and as Executive Vice President of Unicorn/ Sovaminco, a U.S. - (former) U.S.S.R. joint venture. He began his career in media sales for Time, Inc. (now Time Warner) after attending the University of Southern California.

Kyleen Cane. Ms. Cane became a director of Las Vegas Gaming on July 5, 2001. From May of 1989 to June of 2001, Ms. Cane was the President and Chief Executive Officer of Tele-Lawyer, Inc., a Nevada Corporation that was acquired in an exchange agreement with Legal Access Technologies, Inc., a publicly reporting company, headquartered in Las Vegas, Nevada. At that time, Ms. Cane became the Chairman of the Board and

CEO of Legal Access Technologies and continued in that capacity until December 2004. Ms. Cane also maintains a law practice limited to Securities Law in Las Vegas, Nevada, under the name Cane Clark LLP. Ms. Cane attended the University of California, Irvine where she graduated top in her class and received a B.A. degree in Economics (June 1975). She then went on to receive her Jurist Doctor degree from the University of Southern California School Of Law in May of 1978, also receiving high honors. Among these honors were Order of the Coif, Phi Beta Kappa, Summa Cum Laude, Dean's Honor List, Who's Who in American Colleges and Universities, Recipient of Three University of Southern California Scholarships, The American Jurisprudence Award in Constitutional Law and member of the University of Southern California Law Review. She is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. During the past three decades, Ms. Cane has been a Partner with the Newport Beach Law firm of Wellman and Cane, an Associate Professor of Business Law at the University of Hawaii, Chairman of the Department of Financial Economics and Institutions at the University of Hawaii, College of Business, a Professor of law at Whittier College School of Law and Western State University School of Law and has published articles on a broad range of legal topics, including Corporate Takeovers, Tax Sheltered Investments, The Tax and Economic Benefits Of Structured Personal Injury Settlements, Equity And Forfeitures In Contracts For The Sale Of Land, Default Under An Agreement Of Sale, The Flat Tax System, and Restrictive Practices In Accreditation Of Medical Schools. She is also the author of four books (Divorce, Taxes, Bankruptcy and Estate Planning) in the Five Minute Lawyer books series published by Dell in May of 1995.

Terms of Office

Company directors are elected for one-year terms until the next annual general meeting of the shareholders or until removed from office in accordance with company by-laws. Officers are appointed by the Board of Directors and hold office until removed by the Board.

Significant Employees

The Company has three employees, Zak Khal, John English and Sam Johnson who are not executive officers that are expected to make significant contributions to the business.

Code of Ethics Disclosure Compliance

The Company has a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as described in sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The code of ethics is attached hereto as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Russ Roth, CEO	0	0	0
Richard Irvine, Director	0	0	0
Kyleen E. Cane, Director	0	0	0

Item 10:  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Russell R. Roth	Director, Secretary, Treasurer, CEO, CFO and President	2004 2003 2002	125,030 96,000 96,000	0 50,000 0	0 0 0	0 0 0	160,000 0 0	0 0 0	0 0 0
Gary G. Baldwin	Former Director	2004 2003 2002	0 30,000 71,750	0 0 0	0 0 20,340	0 0 0	0 0 0	0 0 0	0 0 0
Rich Irvine	Director	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	10,000 5,000 0	0 0 0	0 0 0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides the beneficial ownership of LVGI’s common stock by each person known by management to beneficially own more than 5% of the Company’s common stock outstanding as of December 31, 2004, and by the officers and directors of LVGI as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Gary Baldwin 305 La Plata Place Boulder City, Nevada 89005	See table below

Other than management listed below, LVGI knows of no other person who is the beneficial owner of more than five percent of LVGI’s common stock.

Management

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Russell R. Roth 4000 West Ali Baba Lane, Suite D Las Vegas, Nevada 89118	See table below
Common	Rich Irvine 1055 Silver Fox Circle Reno, Nevada 89439	See table below
Common	Kyleen Cane 3273 East Warm Springs Road Las Vegas, Nevada 89120	See table below
Common	All Officers and Directors as a Group (3 persons)	See table below

Stock ownership of officers, directors and shareholders holding more than 5% of the outstanding shares of common stock follows:

				12/31/2004	Partially diluted	Fully diluted
	COMMON	OPTION	WARRANT	TOTAL	% (1)	% (2)
RUSS ROTH	789,177	181,500	25,000	995,677	13.58%	7.47%
GARY BALDWIN	481,933	4,400	0	486,333	6.82%	3.65%
KYLEEN CANE	3,500	40,000	0	43,500	0.61%	0.33%
RICH IRVINE	0	40,000	0	40,000	0.56%	0.30%

TOTAL	1,274,610	265,900	25,000	1,565,510	21.57%	11.74%

(1)
Based on a denominator of 7,123,955 shares of common stock outstanding as of December 31, 2004, plus the particular beneficial owner’s issued preferred stock, options and warrants that were exercisable within 60 days.

(2)
Based on a denominator of 12,055,590 shares, which include all the common stock outstanding as of December 31, 2004, plus all the issued preferred stock, options, and warrants that were exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties in the past two years has had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that, in either case, has or will materially affect the Company.

•	Director or officer of LVGI;
•	Proposed nominee for election as a director of LVGI;
•	Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of LVGI;
•	Promoter of LVGI;
•	Relative or spouse of any of the foregoing persons.

1.
In 2001and 2002, the Company loaned Messrs. Roth, Maul and Baldwin sufficient funds to exercise all their non-qualified stock options ($610,000) and pay the federal income tax due upon exercise ($38,000). The primary intent of these loans was to allow the Company to increase the number of its issued and outstanding common stock, thereby reducing the percentage ownership of certain shareholders and facilitating and streamlining the license application process in jurisdictions requiring all 5% or greater shareholders to apply. Interest is due on the loans for the first four years. At the end of the fifth year the full amount of the loan is due and payable. In September of 2001 the Company accepted 39,560 shares of LVGI common stock in exchange for the cancellation of the $180,000 debt Mr. Maul incurred pursuant to the above loan agreement. The Company also paid Mr. Maul $36,000 in exchange for the cancellation of his option to purchase 12,250 shares of our common stock. During 2004, Mr. Roth paid $100,000 toward his debt.

2.
In 2003, the Company entered into a separation agreement with Mr. Baldwin wherein Mr. Baldwin received a cash payment of $30,000, contingent future consideration of $30,000 and the right, under certain conditions, to have the Company repurchase up to 75,000 common shares at prices up to $3.00 per share (see Notes to the Consolidated Financial Statements, Note 5, Stockholders’ equity, Due from officer/stockholder).

3.
Incentive Stock Options. In 2000, Russell Roth received options to purchase 21,500 shares of common stock at $3 per share. In 2004 he received another 160,000 at $1 per share. Kyleen Cane and Rich Irvine each received options to purchase 25,000 shares of common stock in 2001 at $3, 5,000 shares of common stock in 2003 at $4.55 and 10,000 shares of common stock in 2004 at $1.00 per share.

ITEM 13.  EXHIBITS

Exhibit Number	Description
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 as well as fees paid to our auditors for the review of our 10QSBs filed during the same periods, were $57,565 and $72,042 respectively.

Audit-Related Fees

The aggregate fees that our auditors billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $1,999 and $5,074 for 2004 and 2003, respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $15,036 and $4,365 for the fiscal years ended December 31, 2004 and 2003.

Other Non-Audit Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2003 were $1,913 and $2,331 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.

/s/ Russell Roth
By:       Russell Roth, President, CFO, CEO, Principal Executive
            and Principal Financial Officer, Secretary, Treasurer and Director
Date: April 14, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Roth
By:       Russell Roth, President, CFO, CEO, Secretary, Treasurer and Director
Date: April 14, 2005

/s/ Rich Irvine
By:       Rich Irvine, Director
Date: April 14, 2005

/s/ Kyleen Cane
By:        Kyleen Cane, Director
Date: April 14, 2005