Form 10QSB
period 2005-03-31
LAS VEGAS GAMING INC
filed 2005-05-24
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-30375

LAS VEGAS GAMING, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4000 WEST ALI BABA, SUITE D, LAS VEGAS, NEVADA 89118
(Address of principal executive offices)

702-871-7111
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,533,955 shares of Common Stock as of April 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

The Company’s general unaudited financial statements included with the Form 10QSB are as follows:

(a)	Balance Sheets as of March 31, 2005 (unaudited), and December 31, 2004;

(b)	Statements of Operations - three months ended March 31, 2005, and 2004 (unaudited);

(c)	Statements of Stockholders’ Equity - three months ended March 31, 2005 and 2004 (unaudited);

(d)	Statements of Cash Flow - three months ended March 31, 2005 and 2004 (unaudited);

(e)	Notes to Unaudited Financial Statements.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARY
BALANCE SHEETS
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

ASSETS	2005	2004
Current assets
Cash	$212,138	$586,169
Accounts receivable, net of allowance	664,190	643,768
Inventory	605,849	383,545
Jackpot reserve deposits	4,010,350	3,992,680
	5,492,527	5,606,162
Equipment and software, net of accumulated depreciation	589,038	585,995
Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $56,625 and $23,046	987,848	30,137
Due from officers, including accrued interest	62,552	58,149
Deposits and other	89,750	243,034
	$8,176,992	$7,478,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$962,454	$506,771
Note payable	432,507	320,000
Progressive jackpot liability	967,155	981,636
	2,362,116	1,808,407
Temporary equity - 75,000 shares of common stock conditionally redeemable	25,000	25,000
Total liabilities	$2,387,116	$1,833,407
Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized, 541,400 shares issued and outstanding	541	541
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized, 325,140 and 316,540 shares issued and outstanding	346	346
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized, 28,000 issued and outstanding	76	76
Common stock $.001 par, 25,000,000 shares authorized, 7,533,955 and 6,688,955 shares issued and outstanding	7,459	7,049
Additional paid-in capital	16,087,657	15,582,672
Less due from officers and stockholders	(320,000)	(320,000)
Deficit	(9,986,203)	(9,625,337))
	5,789,876	5,645,347
	$8,176,992	$7,478,754

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

Revenues: Casino games	$417,027	$285,633
Product sales	528,937	336,885
Other	512,979	322,548
	1,458,943	945,066
Costs and expenses
Casino games - net of progressive liability changes of ($3,205) In 2005 and $59,719 in 2004	371,842	277,744
Product costs	361,275	225,079
Other	376,093	214,775
	1,109,210	717,598

Gross operating income	349,733	227,468

Other operating expenses
Selling, general, and administrative expenses	588,916	555,082
Research and development	193,209	83,629
Depreciation and amortization	93,907	73,161
Impairment write-down, game rights		55,829
	876,032	767,701

Operating loss	(526,299)	(540,233)

Other income (expense)
Interest income	25,434	11,369
Litigation settlement proceeds	140,000	________

Net loss	$(360,865)	$(528,864)

Net loss per share, basic and diluted	$(0.05)	$(0.08)
Weighted average shares outstanding, basic and diluted	7,331,455	6,688,955

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Series A	Series B	Series C
	Preferred	Preferred	Preferred	Common	Additional	Due From
	Stock	Stock	Stock	Stock	Paid-In	Officer/
	Par Value	Par Value	Par Value	Par Value	Capital	Shareholder	Deficit

Balances, January 1, 2005	$541	$346	$76	$7,049	$15,582,671	($320,000)	($9,625,337)

Net loss							(360,865)

Conversion of warrants				10	9,990

Stock-based compensation					95,396

Shares issued in connection with acquisition				400	399,600

Balances, March 31, 2005	$541	$346	$76	$7,459	$16,087,657	($320,000)	($9,986,202)

Balances, January 1, 2004	$541	$317		$6,614	$14,806,050	($420,000)	($8,039,496)

Net loss							(528,845)

Sale of 36,000 preferred shares		8	$28		172,238

Stock-based compensation					80,917

Balances, March 31, 2004	$541	$325	$28	$6,614	$15,059,205	($420,000)	($8,568,341)

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
Operating activities
Net cash used in operating activities	$(203,854)	$(234,159)
Investing activities
Jackpot reserve deposits		(142,390)
Acquisition	(500,000)
Purchase of property and equipment	(20,177)	(35,043)

Net cash used in investing activities	(520,177)	(177,433)

Financing activities
Proceeds from litigation settlement	660,000	320,000
Repayment of borrowings	(320,000)
Proceeds from sale of preferred stock		183,000
Conversion of warrants	10,000
Net cash provided by financing activities	350,000	503,000
Net increase (decrease) in cash	(374,031)	91,408
Cash, beginning of period	586,169	1,005,561
Cash, end of period	$212,138	$1,096,969

Non-cash investing and financing activities
Acquisition
Common stock issued	$400,000
Liabilities assumed	278,487
	$678,487

See notes to unaudited financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1. Basis of Presentation:

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, previously filed with the Securities & Exchange Commission, from which the information as of December 31, 2004, is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.

2.	Segment Information:

LVGI conducts its operations through three primary business segments, “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one nearly ready to launch. The three games are played in 37 casinos in Nevada and another seven outside Nevada. LVGI’s games consist of keno style games (Nevada Numbers™ and The Million Dollar Ticket™), and Super Bonanza - a bingo style game. The composition of LVGI’s casino games revenue is about 62% bingo and 38% keno.

The “Products” segment generates revenues through the sale of keno and bingo equipment and supplies. Bingo supplies include bingo paper and ink. Bingo products comprised about 50% and 78% of our Product sales for the three months ended March 31, 2005 and 2004. Keno supplies consist of various paper items, including inside/outside tickets and certain promotional products. Keno products made up about 14% and 3% of our Product sales for the three months ended March 31, 2005 and 2004. Bingo equipment sales made up 2% and 1% of our product sales for the three months ended March 31, 2005 and 2004 while keno equipment sales comprised 34% and 18% respectively. The Company’s keno equipment is installed in over 70 casinos worldwide.

The “Other” segment includes revenue from equipment maintenance contracts (41% for the three months ended March 31, 2005 compared to 57% for the three months ended March 31, 2004); operation of a keno route (31% of revenue for the three months ended March 31, 2005 and none for the 1st Qtr of 2004); the distribution of “hand-held” bingo electronics (21% and 31% for the three months ended March 31, 2005 and 2004); and, keno route participation agreements (7% and 12% for the three months ended March 31, 2005 and 2004). Results for these segments and certain unallocated expenditures for the three months ended March 31, 2005 and 2004 are set forth below:

	2005	2004
Revenues
Casino Games	$417,027	$285,633
Product Sales	528,937	336,885
Other	512,979	322,548
	$1,458,943	$945,066
Operating income/(loss)
Casino Games	$(49,491)	$(90,527)
Product Sales	129,565	108,854
Other	124,530	95,361
Unallocated	(653,921)	(650,185)
	$(526,299)	$(540,233)

Capital expenditures	2005	2004
Casino Games	$18,185	$3,424
Product Sales
Other		31,619
Unallocated	42,992	__ _____
	$61,177	$35,043

Identifiable assets as of March 31, 2005, and December 31, 2004, are set forth below:

Identifiable assets
Casino Games	$5,798,661	$5,327,045
Product Sales	524,749	510,698
Other	522,260	812,159
Unallocated	1,331,322	828,852
	$8,176,992	$7,478,754

Identifiable assets of $8,176,992 and $7,478,754 at March 31, 2005 and December 31, 2004 include recorded goodwill of $955,277 (Note 8) that has not been allocated between Products Sales and Other.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

3.      Contingencies:

Gaming regulations and licensing. The Company is licensed with seven individual states and several Native American organizations. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may fully participate in the gaming opportunities available in those jurisdictions. Failure to retain its licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have an adverse effect on the Company.

4.      Acquisition:

On February 18, 2005, through a wholly owned subsidiary the Company acquired all of the stock of AdLine Gaming Inc., a Georgia corporation ("AdLine") from AdLine Network, LLC (“AdLine Network), AdLine’s sole shareholder, and AdLine was dissolved and merged into the subsidiary, which will shortly be merged into the Company, thereby completing the acquisition of the assets of AdLine.

Under the terms of the merger agreement, the Company delivered to AdLine Network $500,000 in cash, 400,000 shares of the Company’s common stock, and warrants to purchase 100,000 additional shares of its common stock at $4 per share, exercisable within 5 years of the closing date of the merger agreement. The stock and warrants are recorded at fair value based upon the trading price ($1 per share) at the acquisition date. Liabilities of $278,487 were assumed by the Company resulting in a total purchase price of $1,178,487.

The operations of AdLine, which began in 2005, are included in the Company’s financial statements for the period from acquisition (February 18, 2005) through March 31, 2005. If the acquisition had occurred on January 1, 2005, the total revenue of the Company would have been $1,458,943, net loss would have been $372,514 and loss per share would have been $ .05 on a pro forma basis for the quarter ended March 31, 2005.

As a result of the merger, the Company has acquired AdLine’s patent pending digital video technology that services the gaming industry. Management believes that this acquisition will enable the Company to become more profitable in the gaming industry by enabling it to increase the distribution of its Nevada Numbers TM game. AdLine’s technology also provides the platform on which the Company’s Gambler’s Bonus Lottery is played. Except as disclosed herein and other than in respect of the merger agreement, there is no other material relationship between the Company and AdLine or AdLine Network.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for its Nevada Numbers™ and The Million Dollar Ticket™ games. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company’s liability for progressive jackpots and its gross commitment at March 31, 2005, and related assumptions:

Nevada Numbers™	Progressive Jackpot Liability	Gross Commitment
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 4.93% discount rate, the prevailing 20-year Treasury Bond rate	$3,288,640	$3,288,640
Less portion insured through: Conventional insurance providers	(2,900,000)
Other participants	(194,320)
Uninsured portion of base progressive jackpot	194,320
Present value at 4.93% of the $1,097,278 increase to the progressive jackpot meter	721,710	721,710
Other Games	20,336	1,020,336
	$936,366	$5,030,686

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report.

Las Vegas Gaming, Inc. and subsidiaries (the “Company” or “LVGI”) is in the business of developing, marketing and distributing casino games, selling gaming supplies and keno equipment, and providing various related services to the gaming industry. Currently, we have the rights to a number of games, including, “Nevada Numbers™”, “Nevada Keno”, “The Million Dollar Ticket™”, and “Super Bonanza Bingo”, “Super Bonanza” and “Super Jackpot Coverall.”

During 2005 resources will be directed at developing and implementing a promotional version of The Million Dollar Ticket™ (referred to in previous filings as Gamblers Bonus Lottery) and Pop-up Nevada Numbers™. The promotional version of The Million Dollar Ticket™ will be operated in cooperation with the largest video poker route operator in Nevada. Customers will be awarded drawing tickets to a promotional jackpot based on predetermined poker hands. The route operator will compensate LVGI for each ticket that is issued. Pop-up Nevada Numbers™ is another distribution method for Nevada Numbers™ where slot customers in larger casinos (with unrestricted licenses) can purchase a ticket at any touch screen video slot machine with “ticket in ticket out” (cashless) technology.

LVGI recently completed the engineering of Optima, a state-of-the-art game management system (Optima). Initial customer interest has been encouraging and it is anticipated that the sale of keno systems will increase over the next couple of years. Additionally, our bingo electronics supplier is introducing some new products that should allow our electronic bingo revenue to grow as well.

The vast majority of our sales are generated in Nevada, with the majority coming from the southern part of the state. Looking forward to the next several years, we expect this concentration to increase, as a result of the launch of Pop-up Nevada Numbers™ and the promotional version of The Million Dollar Ticket™. Keno equipment sales are expected to occur to a greater extent outside of Nevada.

Completion of Acquisition of Adline Gaming Inc.

On February 18, 2005, LVGI consummated an Agreement and Plan of Merger dated January 14, 2005 (the "Merger Agreement"). As per the Merger Agreement, on that date, Las Vegas Gaming Merger Sub, Inc., a Nevada corporation and LVGI’s wholly owned subsidiary ("LVMS") acquired all of the stock of AdLine Gaming Inc., a Georgia corporation ("AdLine") from AdLine Network, LLC (“AdLine Network), AdLine’s sole shareholder, and AdLine was dissolved and merged into LVMS. LVMS will shortly be merged into LVGI.

Under the terms of the Merger Agreement, LVGI delivered to AdLine Network $500,000 in cash, 400,000 shares of LVGI’s common stock, and warrants to purchase 100,000 shares of LVGI’s common stock at a price of $4 per share exercisable within 5 years of the closing date of the Merger Agreement.

AdLine is a provider of patent pending digital video technology that services the gaming industry. LVGI’s management believes that this acquisition will enable the Company to become more profitable in the gaming industry by assisting in the distribution of the Nevada Numbers TM game.

AdLine currently provides the platform on which the Gambler’s Bonus Lottery is played.

Liquidity and Capital Resources

As of March 31, 2005, we maintained $212,138 in cash and $4,010,350 in jackpot reserve deposits (collectively, “Liquid Resources). Management anticipates that we will begin operating at a cash flow surplus sometime in the next two quarters as we roll out the promotional version of Million Dollar Ticket and continue increasing the number of locations offering Super Bonanza. Management also anticipates an increase in keno equipment sales due to the recent release and approval of Optima. Rising interest rates, resulting in lower jackpot reserve deposits during this interval, could also positively impact cash flows.

We are currently seeking an additional $3 million to $5 million in capital through the sale of common stock in a private placement. We anticipate that the funds generated from this offering will be sufficient capital and liquidity for our operations over the next twelve months. While no assurances can be given, the combination of new games, expansion of current games, a somewhat better keno equipment market and generally higher long term interest rates, all bode well for the our future earnings. Of course, catastrophic events, mergers or lower interest rates could derail our expected growth.

Results of operations

Revenues for the three months ended March 31, 2005, were $1,458,943, an increase of $513,877 from the three months ended March 31, 2004. Operating costs and expenses directly associated with the production of this revenue increased $389,880 from the three months ended March 31, 2004. These increased revenues and related costs were largely due to the growth of Super Bonanza and the costs related to the AdLine merger in February.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005. This evaluation was carried out under the supervision, and with the participation, of the Chief Executive and Financial Officer, Mr. Russell Roth. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.
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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 2.               Changes in Securities and Use of Proceeds

The Company issued 10,000 shares of common stock during the quarter ended March 31, 2005. These shares were issued pursuant to the exercise of a similar number of warrants. An additional 400,000 shares of common stock were issued pursuant to the acquisition of AdLine Gaming, Inc. Sales were exempt under Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

None

Item 4.              Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.               Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Las Vegas Gaming, Inc.

Date:	May 23, 2005

By:/s/ Russell R. Roth Russell R. Roth Title: President, Chief Executive Officer and Chief Financial Officer