Form 10QSB
period 2005-06-30
LAS VEGAS GAMING INC
filed 2005-08-15
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

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

702-871-7111
(Issuer’s telephone number)
____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,235,020 shares of Common Stock as of July 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

The Company’s general unaudited consolidated financial statements included with the Form 10QSB are as follows:

(a)	Consolidated Balance Sheets as of June 30, 2005 (unaudited), and December 31, 2004;

(b)	Consolidated Statements of Operations - three months ended June 30, 2005, and 2004 (unaudited);

(c)	Consolidated Statements of Operations - six months ended June 30, 2005 and 2004 (unaudited);

(d)	Consolidated Statements of Stockholders’ Equity - six months ended June 30, 2005 and 2004 (unaudited);

(e)	Consolidated Statements of Cash Flow - six months ended June 30, 2005 and 2004 (unaudited);

(f)	Notes to Consolidated Unaudited Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	2005	2004
ASSETS

Current assets
Cash		$586,169
Accounts receivable, net of allowance	$592,632	643,768
Inventory	528,291	383,545
Jackpot reserve deposits	4,134,753	3,992,680
	5,255,676	5,606,162

Equipment and software, net of accumulated depreciation	545,604	585,995

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of
accumulated amortization of $111,155 and $23,046	935,515	30,137
Due from officers, including accrued interest	59,678	58,149
Deposits and other	79,987	243,034
	$7,831,737	$7,478,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$713,781	$506,772
Note payable	767,911	320,000
Progressive jackpot liability	1,119,173	981,636
	2,600,866	1,808,408
Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized,
346,140 shares issued and outstanding	1,730,700	1,730,700
Common stock - 75,000 shares	25,000	25,000
	1,755,700	1,755,700

Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized,
541,400 shares issued and outstanding	541	541
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized,
76,000 shares issued and outstanding	76	76
Common stock $.001 par, 25,000,000 shares authorized, 8,235,020 and
7,048,955 shares issued and outstanding	8,235	7,049
Additional paid-in capital	14,549,249	13,852,317
Less due from officers and stockholders	(320,000)	(320,000)
Deficit	(10,762,930)	(9,625,337)
	3,475,171	3,914,646

	$7,831,737	$7,478,754

See notes to unaudited financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Revenues
Casino games	$394,409	$288,644
Product sales	644,683	363,788
Other	438,242	389,912
	1,477,334	1,042,344

Costs and expenses
Casino games - net of progressive liability changes of ($147,542)
In 2005 and $(107,885) in 2004	674,222	144,453
Product costs	441,678	244,205
Other	310,601	294,077
	1,426,501	682,735

Gross operating income	50,833	359,609

Other operating expenses
Selling, general, and administrative expenses	553,046	637,183
Research and development	189,878	74,574
Depreciation and amortization	112,754	59,097
	855,678	770,854

Operating loss	(804,845)	(411,245)

Other income
Interest	28,117	10,733

Net loss	$(776,728)	$(400,512)

Net loss per share, basic and diluted	$(0.10)	$(0.06)

Weighted average shares outstanding, basic and diluted	7,652,971	6,943,955

See notes to unaudited financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Revenues
Casino games	$802,260	$574,277
Product sales	1,182,795	700,674
Other	951,222	712,460
	2,936,278	1,987,411

Costs and expenses
Casino games - net of progressive liability changes of ($144,337)
In 2005 and $59,719 in 2004	1,036,888	476,518
Product costs	812,128	469,284
Other	690,780	510,584
	2,539,796	1,456,386

Gross operating income	396,482	531,025

Other operating expenses
Selling, general, and administrative expenses	1,133,916	1,190,533
Research and development	387,046	158,203
Depreciation and amortization	206,664	132,258
	1,727,626	1,480,994

Operating loss	(1,331,144)	(949,969)

Other income
Interest	193,552	22,102

Net loss	$(1,137,592)	$(927,867)

Net loss per share, basic and diluted	$(0.15)	$(0.14)

Weighted average shares outstanding, basic and diluted	7,442,679	6,796,098

See notes to unaudited financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Series A	Series C
	Preferred	Preferred	Common	Additional	Due From
	Stock	Stock	Stock	Paid-In	Officer/
	Par Value	Par Value	Par Value	Capital	Shareholder	Deficit

Balances, January 1, 2005	$541	$76	$7,049	$13,852,317	$(320,000)	$(9,625,337)

Net loss						(1,137,592)

Conversion of warrants			10	9,990

Conversion of options			180	89,820

Stock-based compensation			596	197,522

Shares issued in connection with			400	399,600
acquisition

Balances, June 30, 2005	$541	$76	$8,235	$14,549,249	$(320,000)	$(10,762,929)

Balances, January 1, 2004	$541		$6,689	$13,248,592	$(420,000)	$(8,039,496)

Net loss						(927,212)

Sale of 167,000 preferred shares		48	119	240,332

Stock-based compensation				159,985

Balances, June 30, 2004	$541	$48	$6,808	$13,648,909	$(420,000)	$(8,966,708)

See notes to unaudited financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Operating activities
Net cash provided by (used in) operating activities	$(825,085)	$(367,758)

Investing activities
Acquisition of merged company	(500,000)
Interest payments on officer loans	8,573
Purchase of property and equipment	(37,164)	(57,451)
Disposition of intangibles		51,796

Net cash used in investing activities	(528,591)	(5,655)

Financing activities
Proceeds from litigation settlement	706,912
Proceeds from borrowings	299,999	320,000
Repayment of borrowings related to acquisition	(320,000)
Proceeds from convertible preferred stock		345,499
Exercise of options	89,820
Other	(9,224)

Net cash provided by financing activities	767,507	665,499

Net increase (decrease) in cash	(586,169)	292,086

Cash, beginning of period	586,169	1,005,561

Cash, end of period	$-	$1,297,647

Non-cash investing and financing activities

Acquired debt from acquisition	$278,487

Common stock issued in connection with acquisition	400,000

	$678,487

See noted to unaudited financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1. Basis of Presentation:

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, previously filed with the Securities & Exchange Commission, from which the information as of that date, is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.

2.  Segment Information:

LVGI conducts its operations through three primary business segments, “Casino Games,”“Products” and “Other.” The “Casino Games” segment generates income from three games that are being played in approximately 37 casinos in Nevada and another 10 outside Nevada. LVGI’s games consist of keno style games (Nevada Numbers™ and The Million Dollar Ticket™), and Super Bonanza - a bingo style game. The composition of LVGI’s casino games revenue for the first 6 months of 2005 was about 61% bingo and 39% keno. A fourth game (Gambler’s Bonus Million Dollar Ticket™) has just been launched. The trial period, usually 30 days, started in mid-July at five United Coin locations. Early indications are the system works satisfactorily and ticket sales have at least met expectations.

The “Products” segment generates revenue through the sale of keno, video and bingo equipment and supplies. Supplies include bingo paper, keno paper, race and sports paper and ink. Supplies comprised about 55% and 75% of our Product sales for the six months ended June 30, 2005, and 2004. The Company’s keno equipment is installed in over 70 casinos worldwide.

The “Other” segment includes revenue from equipment maintenance contracts (41% for the six months ended June 30, 2005, compared to 52% for the comparable period in 2004); operation of a keno route (30% of revenue for the six months ended June 30, 2005, and 11% for the comparable period in 2004); the distribution of bingo electronic devices (22% and 28% for the six months ended June 30, 2005 and 2004); and, keno route participation agreements (7% and 9% for the six months ended June 30, 2005 and 2004). Results for these segments and certain unallocated expenditures for the six months ended June 30, 2005 and 2004, are set forth below:

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Revenues
Casino Games	$802,260	$574,277
Product Sales	1,182,795	700,674
Other	951,222	712,460
	$2,936,278	$1,987,411
Operating income/(loss)
Casino Games	$(295,751)	$74,802
Product Sales	275,308	224,362
Other	235,222	186,670
Unallocated	(1,545,923)	(1,435,803)
	$(1,331,144)	$(949,969)

Capital expenditures
Casino Games	$5,476	$1,754
Product Sales	5,318	1,079
Other	18,185	50,504
Unallocated	49,185	8,148
	$78,164	$61,485

Identifiable assets as of June 30, 2005, and December 31, 2004, are set forth below:

Identifiable assets
Casino Games	$5,565,328	$5,013,896
Product Sales	424,876	502,983
Other	573,710	580,841
Unallocated	1,267,823	1,381,034
	$7,831,737	$7,478,754

Identifiable assets of $7,831,737 and $7,478,754 at June 30, 2005, and December 31, 2004, include recorded goodwill of $955,277 (Note 8) that has not been allocated between Products Sales and Other.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for its Nevada Numbers™ and The Million Dollar Ticket™ games. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company’s liability for progressive jackpots and its gross commitment at June 30, 2005, and related assumptions:

Nevada Numbers™	Progressive Jackpot Liability	Gross Commitment
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 4.28% discount rate, the prevailing 20-year Treasury Bond rate	$3,456,751	$3,456,751
Less portion insured through: Conventional insurance providers	(2,900,000)
Other participants	(278,376)
Uninsured portion of base jackpot	278,376
Present value at 4.28% of the $1,132,813 increase to the progressive jackpot meter	783,170	783,170
Other games	26,148	1,026,148
	$1,087,694	$5,266,069

As of June 30, 2005, the amounts on deposit for the jackpot reserve totaled $4,134,753; however, $4,239,922 was required to be on deposit.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

4. Acquisition:

Effective February 18, 2005, the Company acquired AdLine Gaming Inc. (AdLine), a developer of digital video technology for the gaming industry. The transaction was valued at $1,178,487 including $500,000 cash, assumption of $278,487 in liabilities, 400,000 shares of the Company’s common stock and warrants to purchase 100,000 shares of the Company’s common stock for $4 a share.

The value of the acquisition was based on the cash consideration exchanged plus the liabilities assumed and the per-share value of the Company’s common shares issued, which was estimated at $1, including the value of the related warrants.

The unaudited condensed balance sheet of AdLine immediately prior to the acquisition is summarized as follows:

Parts inventory	$144,000
Software patents	28,000
Furniture and fixtures	41,000
$213,000

Accounts payable	$207,487
Non-current related party payables	71,000
Deficit	(65,487)
$213,000

AdLine’s unaudited net loss for the year ended December 31, 2004, was approximately $87,000 consisting of general and administrative expenses with no revenues.

The Company’s management estimated that the recorded cost of AdLine’s inventory and furniture and fixtures approximates fair value and that the Company’s excess purchase price will be substantially all assigned to the software patents since the primary reason for the acquisition was to obtain this identifiable asset, resulting in no goodwill.

The amount assigned to the patents was $993,487 with amortization over a period of five years, having accumulated at the end of the first and second quarters of $33,116 and $82,791, respectively.

5. Financing:

On July 1, 2005, the Company entered into a bridge financing agreement. Under the terms of the financing agreement, the Company is obligated under a $3,000,000 senior secured convertible note due on December 31, 2006, at 110% of the face amount. After deducting various charges, the Company received $2,775,000 to be used for working capital needs after paying $245,040 for consulting and other financing fees.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

6. Debt:

In the first quarter, the Company received $156,000 from individuals to fund its bankroll. At that time, repayment terms were uncertain and this loan was classified in other current liabilities. In the second quarter, $90,000 of this was effectively repaid to exercise options (180,000 options at $.50 per share), and the remainder, plus additional amounts advanced to fund bankroll of $233,999 were classified as interest free loans, due during the third quarter. Additionally, notes payable increased $71,000 due to debt acquired in the AdLine Merger, (see Note 4). This note is due in the fourth quarter, with no interest.

In connection with the acquisition of Imagineering Systems, Inc. (ISI), in 2003, the Company, in effect, purchased for $150,000 (previously included in other assets) an interest in a judgment that ISI and its shareholders had against American Wagering, Inc. (AWI), operating under the protection of the bankruptcy code. The amount of the judgment was negotiated to be $1 million. During 2004, the Company received an interest-free advance of $320,000 and during 2005, a payment of $340,000 for the release of a lien from a subsidiary of AWI, which was booked as a payable to the prior shareholders and note holder of ISI under the terms of its acquisition. This subsidiary was not in bankruptcy. The Company repaid the advance upon confirmation of AWI’s plan of reorganization and receipt of $320,000 in the first quarter of 2005. Of the $320,000, $140,000 was recorded as other income, $150,000 satisfied the Company’s interest in the judgment against AWI, and the remaining $30,000 was booked as a payable to the prior shareholders and note holder of ISI. The Company has agreed to receive the $340,000 balance of the $1 million judgment in installments over two years, plus interest at 6%. The Company began receiving payments in the first quarter, and booked these as payables to prior shareholders and note holder of ISI in accordance with the terms of the acquisition agreement.

7. Stockholder’s equity:

a. Convertible preferred stock: From time to time, pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, the Company offers for sale shares of preferred convertible stock.

During 2004, the Company completed its Series B convertible preferred offering by selling 29,600 preferred shares in exchange for $148,000. In 2003, 316,540 preferred shares were issued in exchange for $1,582,700. The Company also issued 400,000 shares of its common stock valued at $1 to the group that provided capital raising services in connection with this offering. An employee of the Company is also a principal in the service provider. Pursuant to the Series B offering, if at any time, the funds provided by the Series B convertible preferred shareholders pursuant to this offering are no longer needed or used by the Company to provide jackpot security for Nevada Numbers™, then each holder of the Series B convertible preferred stock shall have the right to put (i.e., sell back) as much as 50% of the Series B convertible preferred stock to the Company for the amount paid for that stock.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

And if, at any time, the funds provided by the Series B convertible preferred shareholders pursuant to this offering are no longer needed or used by the Company to provide jackpot security for The Million Dollar Ticket™, then each holder of the Series B convertible preferred stock shall have the right to put as much as 50% of their Series B convertible preferred stock to the Company in exchange for the amount paid for that stock. The opportunity to exercise these puts remains open for 90 days from the date the holders are noticed that the funds are no longer being used or needed for jackpot security. In addition, beginning on July 31, and ending on October 31, 2008, the Series B convertible preferred shareholders have the right, at their election, to put any Series B convertible preferred stock to the Company for the amount paid for that stock.

Additionally, in 2004, the Company sold 76,000 shares of its Series C convertible preferred stock for $380,000. There were no fees associated with this offering.

A description of our various preferred stock securities follows:

•
Series A - 80% of the proceeds to be used for “on deposit money” for insured jackpots. 20% of the proceeds can be used for general corporate purposes. The shares are freely convertible on a one for one basis into common. Most of the Series A shares have already been converted to common. In the event of liquidation, these shares would have preference over the common shares.

•
Series B - all proceeds to be used for “on deposit money” for insured jackpots. These shares are freely convertible on a one preferred share for five common shares. In the event of liquidation, these shares would be senior to common, but junior to the Series A. Additionally, for 3 months toward the end of 2008, the owners of Series B shares can put the shares back to the Company for what they paid for them. Also, in the event that one of the insured jackpot games is cancelled, the Series B investors can get half their investment money back. If both games are cancelled they can get all their investment money back. These instruments are conditionally redeemable (Note 7b), contingent upon the holders’ exercising their option to convert into common shares.

•
Series C - all proceeds to be used for general corporate purposes. These shares are freely convertible on the basis of one preferred share for five common shares. In the event of liquidation, these shares would be senior to common, but junior to the Series A and Series B.

b. Conditionally redeemable stock: In 2003, the Company entered into a separation agreement with one of the officer/stockholders. The terms of the agreement included cash payments to the officer/stockholder of $60,000 and the right of the officer/stockholder, under certain conditions, to require the Company to repurchase up to 75,000 common shares at prices ranging up to $3.00 per share through June 15, 2005. The value of this option was not material, and therefore, no compensation expense was recorded. The conditions that remain relevant as of June 30, 2005, are: the

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

former officer could require the Company to repurchase up to 75,000 shares at $3 per share or the per-share price used to raise the funds if less than $3; the stockholder must apply the entire proceeds to his outstanding note; and, if the Company’s stock is listed on a public exchange, the agreement becomes null and void. As a result of the “put” provision, maximum redemption value of the 75,000 shares, which approximates fair value, net of the related note balance, already deducted from stockholders’ equity, has been treated as temporary equity, pursuant to Emerging Issue Task Force, Topic D-98, and the shares are excluded from the loss per share calculation. Similarly, the Series B convertible preferred stock discussed in Note 7a is presented as temporary equity.

c. Net loss per share: Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities (6,550,713 shares) such as convertible preferred stock, options and warrants were not considered outstanding because the effect would have been anti-dilutive.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report.

Las Vegas Gaming, Inc. and subsidiaries (the “Company” or “LVGI”) is in the business of developing, marketing and distributing casino games, selling gaming supplies and keno equipment, and providing various related services to the gaming industry. Currently, we have the rights to a number of games, including, “Nevada Numbers™”, “The Million Dollar Ticket™”, “Super Bonanza Bingo” and “Gamblers Bonus Million Dollar Ticket™” (GBMDT).

Over the next 12 months, resources will be directed at launching GBMDT, a new hand held gaming device and developing the capability to wager on sports from the television and Pop-up Nevada Numbers™. The hand held gaming device will be capable of playing keno, bingo, poker and various slot games, as well as placing sports bets. Capitalizing on our acquisition of AdLine Gaming in the first quarter of 2005, we will be attempting to extend their technology to enable sports bettors in Nevada to place bets while watching their television. Pop-up Nevada Numbers™ is another distribution method for Nevada Numbers™ where slot customers in larger casinos (with unrestricted licenses) can purchase a ticket at any touch screen video slot machine with “ticket in ticket out” (cashless) technology. Implementation of all four of these projects would have a significant impact on LVGI results.

In mid-July, we launched a promotional version of The Million Dollar Ticket™ (currently called Gamblers Bonus Million Dollar Ticket™). Gamblers Bonus Million Dollar Ticket™ is being operated by the largest video poker route operator (United Coin and Machine Company - UCMC) in Nevada. Customers are awarded tickets to a drawing for various prizes. The top prize is $1 million. Tickets are awarded based on a large variety of predetermined poker hands. UCMC will compensate LVGI for each ticket that is awarded.

LVGI recently completed the engineering of Optima, a state-of-the-art game management system. Initial customer interest has been encouraging and it is anticipated that the sale of our Optima system will increase over the next couple of years. Additionally, our bingo electronics supplier is introducing some new products that should allow our electronic bingo revenue to grow as well.

The vast majority of our sales are generated in Nevada, with the majority coming from the southern part of the state. Looking forward to the next several years, we expect this concentration to increase, as a result of the launch of Pop-up Nevada Numbers™, wagering from the television and Gamblers Bonus Million Dollar Ticket™. Keno equipment sales are expected to occur to a greater extent outside of Nevada.

Liquidity and Capital Resources

On July 1, 2005, the Company entered into a securities purchase agreement (dated June 30) in which it sold notes in the face amount of $3,000,000 with CAMOFI Master LDC. A copy of this agreement was filed on form 8K on July 18, 2005. Under this agreement, the Company became simultaneously obliged to enter into additional commitment agreements, the terms and description of which are in general:

1.	A senior secured convertible note with a principal amount of $3,000,000, due on December 30, 2006. Certain of the material terms of this note are as follows:

a.	The Company has the right to prepay, in cash, all or a portion of the note for 115% of the principal amount to be repaid.

b.
On the closing of an underwritten offering meeting certain criteria, or in the event that no such offering occurs prior to the maturity date, the Company is required to prepay or repay, in cash, the aggregate principal amount of the notes not yet converted to common stock at 110% of the principal amount thereof to such date of prepayment or repayment.

c.
The note is convertible into shares of the Company’s common stock at the option of the holder, in whole or in part at any time and from time to time (subject to certain limitations set forth in the agreement).

d.
Upon the completion of an underwritten offering, 50% of the aggregate principal amount of the note shall automatically convert into shares of common stock at the lesser of $1.345 or 75% of the effective price per share received by the Company in an underwritten offering.

e.
If any event of default (as defined in the agreement) occurs, the full principal amount of the note, together with any other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, immediately due and payable in cash. The aggregate amount payable upon an event of default is 120% of the principal amount of the note. The events of default include: failure to pay amounts due under the note; failure to observe covenants; a default under a material agreement; certain bankruptcy events; a breach of certain representations and warranties; suspension of trading in the common stock; a change of control of the Company; and, certain registration related failures.

2.
A warrant registered in the name of the purchaser to purchase 1,050,000 shares of the Company common stock on or prior to the close of business on the five-year anniversary of the initial exercise date of the warrant at a price of $1.48 per share.

3.
A registration rights agreement requiring the Company to register with the Securities and Exchange Commission the resale of 125% of the following within 210 days: (a) all of the shares of common stock issuable upon conversion of the note assuming all of the notes are converted; (b) all shares issuable as amortization payments on the note assuming all permissible amortization payments are made in shares of common stock and the note is held until maturity; (c) all of the shares of common stock issuable upon exercise of the warrant; (d) any securities issued or issuable upon any stock split, dividend or other distribution recapitalization or similar event with respect to the foregoing; and, (e) any additional shares issuable in connection with any anti-dilution provisions in the notes or the warrants.

4.	A security agreement, signed by the Company and its subsidiaries, securing the repayment of the note with all the assets of the Company except for cash and leases.

5.	A subsidiary guaranty, duly executed by the Company’s subsidiaries guarantying the repayment of the note and the agreement.

6.	A lock-up agreement signed by the Company CEO restricting the re-sale of his common stock for a period of six months from the date the registration statement is effective.

7.	Beginning in January of 2006 the Company is obligated to make installment payments of $250,000 monthly until December 2006.

The proceeds of the note purchase are to be used, in part, as follows: $1.0 million to increase the Company’s jackpot reserves (if necessary to meet Nevada Gaming Control Board requirements) and $1.1 million for pop-up development/gaming device and LCD procurement, as necessary.

During the first and second quarters, the Company received approximately $156,000 and $233,999, respectively, to fund the Nevada Gaming bankroll requirements. In the first quarter, repayment terms were uncertain and the entire amount was classified under current liabilities. In the second quarter, $90,000 of this amount was used by the lender to exercise options and the remainder was reclassified as interest free loans, with no definite due date. During the first quarter, $660,000 was received from the AWI bankruptcy settlement. $370,000 was booked as a payable to prior shareholders of ISI under the terms of the acquisition. Additional payments for the AWI bankruptcy settlement were received in the second quarter, and these were also booked as payables per terms of the acquisition agreement. During the first quarter, the Company completed an acquisition of AdLine Gaming, effectively acquiring a note payable for $71,000, due during the fourth quarter of 2005 with no interest.

As of June 30, 2005, the Company maintained $4,134,753 in jackpot reserve deposits (collectively, “Liquid Resources). This amount includes a total cash shortage of $105,169. On July 1, 2005 LVGI secured $3 million in interim financing. We anticipate that these funds should be adequate to fund our operations over the next six months by which time we would expect to have completed a secondary offering raising approximately $15 million. While no assurances can be given, the combination of new games, expansion of current games, a somewhat better keno equipment market and generally higher long term interest rates, all bode well for our future earnings. Of course, catastrophic events, unexpected competition or lower interest rates could derail our expected growth.

Results of Operations

Revenues for the six months ended June 30, 2005, were $2,936,278, an increase of $948,867 or 32% from the six months ended June 2004. The increase was across all product lines with the Products segment increasing the most at 41% while the Games segment increased 28%; and the Other segment increased 25%. The segments were fairly similar in both quarters of 2005. The increase in the Products segment was mainly due to the new Optima system sales in the states of Washington and Nebraska. There was one whole new system installed in Nebraska with several small sales while a large portion of our customers in Washington replaced entire systems rather than just upgrading as they had done in the past.

The prime driver of the increase in the Games segment is the increase in Super Bonanza revenue. The significant increase in Super Bonanza revenue was partially offset by the continued slow erosion in Nevada Numbers™ revenue and the discontinuance of The Million Dollar Ticket™ outside Nevada due to lack of insurance availability.

The launch of Nevada Keno accounts for most of the increase in the Other business segment.

The operating loss for the six month period ending June 30, 2005 increased by approximately $202,000 over the comparable period in 2004. The increased loss is entirely due to results in our games segment as its operating loss was approximately $371,000 worse than the results in the first six months of 2004. Lower interest rates accounted for nearly $181,000 of the erosion. Approximately $11,000 in increased licensing fees (mostly related to getting Optima approved in various jurisdictions) also added to the loss. $84,000 of expenses associated with the launch of GBMDT also contributed to the loss. Option related expense contributed another $95,000 to the increased loss. The aforementioned losses more than offset the benefits of the increased volume associated with the expansion of Super Bonanza.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, except as described below, we believe there are no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance. Moreover, the Company does not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

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

Recent Accounting Pronouncements.

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R).  SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are to be effective for the Company for the quarterly period ending March 31, 2006.  Accordingly, we will implement the revised standard no later than the first quarter of fiscal year 2006, if applicable. Since we currently account for our share-based employee compensation transactions under the provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, adoption of SFAS 123R will have no significant effect.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not presently expect to enter into any transactions that would be affected by adopting Statement No. 153.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005.  We have not completed our evaluation or determined the impact of adopting SFAS No. 154, which may or may not be material to our results of operations in the first quarter of fiscal year 2006 and thereafter.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005. This evaluation was carried out under the supervision, and with the participation, of the Chief Executive and Financial Officer, Mr. Russell Roth. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.

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

Limitations on the Effectiveness of Internal Controls

Management of the Company does not expect that disclosure controls and procedures or internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 2.        Unregistered Sales of Securities and Use of Proceeds

The Company issued 776,065 shares of common stock during the quarter ended June 30, 2005. These shares were issued pursuant to the exercise of 180,000 options, 50,000 shares in lieu of legal services and 546,000 shares in exchange for salary reductions. Sales were exempt under Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.         Defaults upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.         Other Information

On July 18, 2005 an 8K was filed concerning bridge financing with CAMOFI Master LDC.

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

Las Vegas Gaming, Inc.

Date:	August 15, 2005

By:/s/ Russell R. Roth Russell R. Roth Title: Chief Executive Officer and Chief Financial Officer