Form 10QSB
period 2005-09-30
LAS VEGAS GAMING INC
filed 2005-11-21
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,465,020 common shares as of November 14, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Consolidated Balance Sheet as of September 30, 2005.
(b)	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004;
(c)	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004;
(d)	Unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2005 and 2004;
(c)	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and
(d)	Notes to Unaudited Consolidated Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
	2005	2004
ASSETS

Current assets
Cash	$1,671,722	$586,169
Accounts receivable, net of allowance	699,479	643,768
Inventory	364,438	383,545
Prepaid expenses and unearned compensation	177,414	190,226
Jackpot reserve deposits	4,161,075	3,992,680
	7,074,128	5,796,388

Equipment and software, net of accumulated depreciation	630,141	585,995

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of
accumulated amortization of $163,488 and $23,046	885,931	30,137
Due from officers, including accrued interest	64,320	58,149
Unearned compensation	151,135	220,290
Deposits and other	74,371	243,034
	$9,835,303	$7,889,270

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$850,795	$506,772
Current portion of long-term debt	1,291,964	320,000
Progressive jackpot liability	1,090,866	981,636
	3,233,625	1,808,408

Long-term debt	1,962,214	-

Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized,
346,140 shares issued and outstanding	1,730,700	1,730,700
Common stock - 75,000 shares	25,000	25,000
	1,755,700	1,755,700

Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized,
536,400 shares issued and outstanding	536	541
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized,
56,000 shares issued and outstanding	56	76
Common stock $.001 par, 25,000,000 shares authorized, 8,340,020 and
7,048,955 shares issued and outstanding	8,340	7,049
Additional paid-in capital	15,093,380	14,262,833
Less due from officers and stockholders	(320,000)	(320,000
Deficit	(11,898,548)	(9,625,337)
	2,883,764	4,325,162

	$9,835,303	$7,889,270

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

Revenues
Casino games	$434,515	$386,374
Product sales	557,548	563,951
Other	447,063	566,082
	1,439,126	1,516,407

Costs and expenses
Casino games, net of progressive liability changes of $58,966
and $(147,542)	476,076	373,151
Product costs	368,925	319,212
Other	313,434	420,459
	1,158,435	1,112,822

Gross operating income	280,691	403,585

Other operating expenses
Selling, general, and administrative expenses	1,063,774	473,458
Research and development	196,756	63,294
Depreciation and amortization	117,220	59,082
	1,377,750	595,834

Operating loss	(1,097,059)	(192,249)

Other income and expense
Finance costs	(70,678)	-
Interest and other income	32,120	14,672

Net loss	$(1,135,617)	$(177,577)

Net loss per share, basic and diluted	$(0.14)	$(0.03)

Weighted average shares outstanding, basic and diluted	8,270,020	6,943,955

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

Revenues
Casino games	$1,236,775	$960,651
Product sales	1,740,343	1,264,624
Other	1,398,285	1,278,542
	4,375,403	3,503,817

Costs and expenses
Casino games, net of progressive liability changes of ($85,371)
and $39,889	1,514,915	793,840
Product costs	1,179,103	788,496
Other	1,003,577	931,043
	3,697,595	2,513,379

Gross operating income	677,808	990,438

Other operating expenses
Selling, general, and administrative expenses	2,198,326	1,663,991
Research and development	583,802	221,498
Depreciation and amortization	323,884	191,340
Impairment write-down, game rights	0	55,829
	3,106,012	2,132,658

Operating loss	(2,428,204)	(1,142,220)

Other income and expense
Finance costs	(64,542)	0
Interest and other income	219,535	36,775

Net loss	$(2,273,211)	$(1,105,445)

Net loss per share, basic and diluted	$(0.29)	$(0.16)

Weighted average shares outstanding, basic and diluted	7,771,095	6,796,098

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Due From Officer/ Shareholder	Deficit

Balances, January 1, 2005	$541	$76	$7,049	$14,262,833	$(320,000)	$(9,625,337)

Net loss						(2,273,211)

Conversion of warrants			10	9,990

Conversion of options			180	89,820

Issuance of warrants				33,780

Stock-based compensation			596	297,437

Shares issued in connection with
acquisition			400	399,600

Conversion of preferred stock to
common stock	(5)	(20)	105	(80)

Balances, September 30, 2005	$536	$56	$8,340	$15,093,380	$(320,000)	$(11,898,548)

Balances, January 1, 2004	$541		$6,689	$13,248,592	$(420,000)	$(8,039,496)

Net loss						(1,105,445)

Sale of preferred shares		76		512,778

Stock-based compensation			119	174,982	100,000

Balances, September 30, 2004	$541	$76	$6,808	$13,936,352	$(320,000)	$(9,144,941)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
	2005	2004
Operating activities
Net cash provided by (used in) operating activities	$(1,700,447)	$(367,758)

Investing activities
Acquisition of merged company	(500,000)	-
Interest payments on officer loans	8,573	-
Purchase of property and equipment	(191,107)	(57,451)
Disposition of intangibles	-	51,796

Net cash used in investing activities	(682,534)	(5,655)

Financing activities
Proceeds from litigation settlement	751,866	-
Proceeds from Senior Secured Convertible Notes due December
2006, net of deferred finance costs	2,595,000	-
Proceeds from other debt borrowings	328,172	320,000
Repayment of other debt borrowings	(521,860)	-
Proceeds from convertible preferred stock	-	345,499
Conversion of stock options and warrants	99,810	-
Common stock to employees	215,546	-

Net cash provided by financing activities	3,468,534	665,499

Net increase (decrease) in cash	1,085,553	292,086

Cash, beginning of period	586,169	1,005,561

Cash, end of period	$1,671,722	$1,297,647

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Certain amounts, as previously reported, have been reclassified to conform to the current period presentation. In addition, unearned compensation for stock-based compensation and additional paid-in-capital have been retroactively increased by $411,000 previously unrecorded.

2. Segment Information:

The Company conducts its operations through three primary business segments, “Casino Games,”“Products” and “Other.” The “Casino Games” segment generates income principally from three games that are played in approximately 37 casinos in Nevada and another 10 outside Nevada. These games consist of keno-style games (Nevada Numbers™ and The Million Dollar Ticket™), and Super Bonanza - a bingo-style game. The composition of the Company’s casino games revenue for the first nine months of 2005 was approximately 63% from the bingo game and 37% from the keno games. A fourth game (Gambler’s Bonus Million Dollar Ticket™) has recently been launched but has not contributed significant revenues to date. A successful trial period lasting thirty days was completed in several locations in August and the Company plans to install this game in other locations. However, management can give no assurance as to the timing and amount of games installed in other locations.

The “Products” segment generates revenue through the sale of keno, video and bingo equipment and supplies. Supplies include bingo paper, keno paper, race and sports paper and ink. Supplies comprised approximately 53% and 63% of all Product sales for the nine months ended September 30, 2005 and 2004, respectively. The Company’s keno equipment is installed in over 70 casinos worldwide.

The “Other” segment includes revenue from equipment maintenance contracts (42% for the nine months ended September 30, 2005, compared to 51% for the comparable period in 2004); operation of a keno route (28% of revenue for the nine months ended September 30, 2005, and 26% for the comparable period in 2004); the distribution of bingo electronic devices (23% and 14%, respectively, for the nine months ended September 30, 2005 and 2004); and, keno route participation agreements (7% and 9%, respectively, for the nine months ended September 30, 2005 and 2004). Results for these segments and certain unallocated expenditures for the nine months ended September 30, 2005 and 2004 are set forth below:

	2005	2004
Revenues
Casino Games	$1,236,775	$960,651
Product Sales	1,740,343	1,264,624
Other	1,398,285	1,278,542
	$4,375,403	$3,503,817
Operating income/(loss)
Casino Games	$(278,140)	$166,811
Product Sales	561,240	476,128
Other	394,708	347,499
Unallocated	(3,106,012)	(2,132,658)
	$(2,428,204)	$(1,142,220)

Capital expenditures
Casino Games	$85,151	$5,432
Product Sales	5,318	5,627
Other	84,449	48,652
Unallocated	55,864	15,628
	$230,782	$75,339

Identifiable assets as of September 30, 2005, and December 31, 2004, are set forth below:

Identifiable assets
Casino Games	$5,640,867	$5,013,896
Product Sales	339,384	502,983
Other	720,809	580,841
Unallocated	3,134,243	1,791,550
	$9,835,303	$7,889,270

Identifiable assets at September 30, 2005, and December 31, 2004 include recorded goodwill of $955,277 that has not been allocated between Products Sales and Other.

3. Contingencies:

Gaming regulations and licensing. The Company is licensed with seven individual states and several Native American organizations. From time to time, the Company will seek licensure in other gaming jurisdictions so that the Company may fully participate in the gaming opportunities available in those jurisdictions. Failure to retain its licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have an adverse effect on the operating results of the Company.

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for its Nevada Numbers™ and The Million Dollar Ticket™ games. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company’s liability for progressive jackpots and its gross commitment at September 30, 2005, and related assumptions:

Nevada Numbers™	Progressive Jackpot Liability	Gross Commitment
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 4.59% discount rate, the prevailing 20-year Treasury Bond rate	$3,374,880	$3,374,880
Less portion insured through: Conventional insurance providers	(2,900,000)
Other participants	(237,440)
Uninsured portion of base jackpot	237,440
Present value at 4.59% of the $1,164,775 increase to the progressive jackpot meter	786,195	786,195
Other games	67,231	1,067,231
	$1,090,866	$5,266,069

As of September 30, 2005, all amounts required to be on deposit for jackpot reserves were on deposit.

4. Acquisition:

Effective February 18, 2005, the Company acquired AdLine Gaming Inc. (“AdLine”), a developer of digital video technology for the gaming industry. The transaction was valued at $1,178,487 including $500,000 cash, assumption of $278,487 in liabilities, 400,000 shares of the Company’s common stock and warrants to purchase 100,000 shares of the Company’s common stock for $4 a share.

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

The Company’s management estimated that the previously recorded cost of AdLine’s inventory and furniture and fixtures approximates fair value and that the Company’s excess purchase price will be substantially all assigned to the software patents since the primary reason for the acquisition was to obtain this identifiable asset, resulting in no goodwill.

The amount assigned to the patents was $993,487 with amortization over a period of five years. Accumulated amortization relating to the patents is approximately $132,000 at September 30, 2005.

5. Debt:

In July 2005, the Company obtained $3,000,000 in new financing by issuing Senior Secured Convertible Notes (“notes”). The notes were originally due in equal monthly payments of $250,000 from January 2006 through December 2006. However, in September 2005, the Company amended the agreement whereby the notes are now due in monthly payments of $125,000 beginning April 2006 with a final payment of $2,000,000 in December 2006. An annual commitment fee equal to 10% of the principal amount is payable to the note holder in equal monthly installments until the note is paid in full.

Along with the issuance of the notes, the note holder received warrants to purchase 1,050,000 shares of the Company’s common stock at $1.48 per share for a period of up to five years from the date of the issuance of the notes. No portion of the proceeds was assigned to the warrants.

The Company has the right to prepay, in cash, all or a portion of the notes for 115% of the outstanding principal amount to be repaid. Upon the closing of an underwritten offering, meeting certain criteria or in the event that no such offering occurs prior to the maturity date, the Company is required to prepay or repay, in cash, the aggregate principal amount of the notes not yet converted to common stock at 110% of the principal amount thereof to such date of prepayment or repayment.

The notes are convertible into shares of the Company’s common stock at the option of the holder, in whole or in part, at any time and from time to time at a price of $1.345 per share. Additionally, upon the completion of an underwritten offering, 50% of the aggregate principal amount of the notes shall automatically convert into shares of common stock at the lesser of $1.345 or 75% of the effective price per share received by the Company in an underwritten offering. As the completion of an underwritten offering is contingent upon several factors being considered by the Company, and as the Company may decide whether to pursue an underwritten offering, no charge was recorded for the beneficial conversion feature granted to the note holder in conjunction with this debt. The value of the beneficial conversion feature is approximately $400,000 and was not recorded as a charge to earnings due to the affirmation contingency.

As a result, debt consists of the following at September 30, 2005:

Senior Secured Convertible Notes, net of unamortized deferred finance costs of $401,079	$2,598,921
Litigation settlement obligation	463,793
Other notes payable	191,464
3,254,178
Less current portion of long-term debt	1,291,964
$1,962,214

6. Stockholders’ equity:

a. Convertible preferred stock: From time to time, pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, the Company has offered for sale shares of preferred convertible stock.

During the nine months ended September 30, 2004, the Company completed its Series B convertible preferred stock offering by selling 29,600 preferred shares in exchange for $148,000. In 2003, 316,540 preferred shares were issued in exchange for $1,582,700. The Company also issued 400,000 shares of its common stock valued at $1 to the group that provided capital raising services in connection with this offering. An employee of the Company is also a principal in the service provider. Pursuant to the Series B offering, if at any time, the funds provided by the Series B convertible preferred shareholders pursuant to this offering are no longer needed or used by the Company to provide jackpot security for Nevada Numbers™, then each holder of the Series B convertible preferred stock shall have the right to put (i.e., sell back) up to 50% of the Series B convertible preferred stock to the Company for the amount paid for that stock.

Furthermore, if the funds provided by the Series B convertible preferred shareholders pursuant to this offering are no longer needed or used by the Company to provide jackpot security for The Million Dollar Ticket™, then each holder of the Series B convertible preferred stock shall have the right to put up to 50% of their Series B convertible preferred stock to the Company in exchange for the amount paid for that stock. The opportunity to exercise these puts remains open for 90 days from the date the holders are notified that the funds are no longer being used or needed for jackpot security. In addition, beginning on July 31, 2008 and ending on October 31, 2008, the Series B convertible preferred shareholders have the right, at their election, to put any Series B convertible preferred stock to the Company for the amount paid for that stock.

Additionally, in the nine months ended September 30, 2004, the Company sold 76,000 shares of its Series C convertible preferred stock for $380,000. There were no fees associated with this offering.

During the third quarter ended September 30, 2005, 5,000 shares of the Company’s series A preferred stock were converted into 5,000 shares of the Company’s common stock and 20,000 shares of the Company’s Series C preferred stock were converted into 100,000 shares of the Company’s common stock.

b. Other equity transactions. During the nine months ended September 30, 2005, the Company entered into various common stock equity transactions. Among others, the Company issued approximately 596,000 shares of its common stock in exchange for certain services provided by non-employees and employees, who agreed to accept common stock at $0.50 per share for services in lieu of cash compensation. As discussed in Note 4, the Company also issued 400,000 shares of its common stock as part of the consideration for its acquisition of Adline in February 2005 at $1.00 per share.

c. Net loss per share: Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities (approximately 8.0 million shares, excluding the number of shares repurchased with the cash proceeds from the exercise of the warrants and options) such as convertible preferred stock, options and warrants were not included in the diluted net loss calculation because the effect would have been anti-dilutive.

7. Subsequent event:

In October 2005, the Company sold 125,000 shares of its common stock and 125,000 shares of its preferred series D each for $2 per share or a total of $500,000 to an unrelated party. As part of the transaction, the Company has agreed to appoint the new shareholder to its Board of Directors. Additionally, the buyer of the stock receives (a) certain rights including, among others, a monthly consulting fee of $5,000 (related to his planned efforts to secure incremental business and raise capital for the Company) and (b) rights to purchase up to 10% of the Company’s outstanding common stock at a 20% discount contingent upon future capital being raised.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, are included in this discussion as well as in our other filings with the Securities and Exchange Commission.

Plan of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Las Vegas Gaming, Inc. (the “Company” or “LVGI”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-QSB and our annual report on Form 10-KSB for the year ended December 31, 2004. These historical financial statements may not be indicative of our future performance.

Overview

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

Over the next several months, resources will be directed at launching and developing several new products, including the following:

1.	Gamblers Bonus Million Dollar Ticket™;
2.	A hand-held gaming device;
3.	The capability of wagering on sports from a television set;
4.	Pop-up Nevada Numbers™.

Gamblers Bonus Million Dollar Ticket™. In mid-July 2005, we began the launch of a promotional version of The Million Dollar Ticket™ (currently called Gamblers Bonus Million Dollar Ticket™). Gamblers Bonus Million Dollar Ticket™ is being operated by United Coin and Machine Company, UCMC, the largest video poker route operator in Nevada. Customers are awarded tickets to a drawing for various prizes. The top prize is $1 million. Tickets are awarded based on a large variety of predetermined poker hands. UCMC will compensate LVGI for each ticket that is awarded.

Hand Held Gaming Device. The hand-held gaming device we are developing will be capable of playing keno, bingo, poker and various slot games, as well as placing sports bets. We are currently working to beta test this device with a large cruise ship line.

TV Sports Betting. Capitalizing on our acquisition of AdLine Gaming in the first quarter of 2005, we are attempting to extend its technology to enable sports bettors in Nevada to place bets while watching their television. This project is currently in development and we are thus still uncertain as to its potential for success.

Pop-up Nevada Numbers™. Pop-up Nevada Numbers™ is another distribution method for Nevada Numbers™ where slot customers in larger casinos (with unrestricted licenses) can purchase a ticket at any touch screen video slot machine with “ticket in ticket out” (cashless) technology. This project is also currently in development and we are thus still uncertain as to its potential for success.

Implementation of all four of these projects can have a significant impact on our results, if successful.

We also recently completed the engineering of Optima, a state-of-the-art game management system. Initial customer interest has been encouraging and it is anticipated that the sale of our Optima system will increase over the next couple of years. Additionally, our bingo electronics supplier is introducing some new products that we hope will allow our electronic bingo revenue to grow as well.

The vast majority of our sales are generated in Nevada, with the majority coming from the southern part of the state. Looking forward to the next several years, we expect this concentration to increase, as a result of the launch of Pop-up Nevada Numbers™, wagering from the television, and Gamblers Bonus Million Dollar Ticket™.  Keno equipment sales are expected to occur to a greater extent outside of Nevada.

Liquidity and Capital Resources
Payments due by periods (1):
	2005(1)	2006	2007	2008	2009 and thereafter	Totals
Debt:
Adline	$-	$71,000	$-	$-	$-	$71,000
CAMOFI Master LDC (2)		3,000,000				3,000,000
Vehicle	1,860	7,442	7,442	3,721		20,465
Other	99,999					99,999
AWI Litigation Settlement		463,793				463,793
Totals	$101,859	$3,542,235	$7,442	$3,721	$-	$3,655,257
(1)	Payments due for 2005 include only the three months ending December 31, 2005
(2)	Payments shown for CAMOFI Master LDC exclude expected amortization of deferred finance charges of approximately $401,000 at September 30, 2005.

We have historically used cash from our operating activities and have relied on equity and debt financing to fund our operations. For the foreseeable future, we may continue to use cash from our operations and will be dependent on further debt or equity financing to fund developmental activities, operating costs, and debt obligations. Management, however, can give no assurance that it will be able to obtain financing at acceptable terms.

On July 1, 2005, we entered into a securities purchase agreement (dated June 30, 2005) in which we sold notes in the face amount of $3,000,000 with CAMOFI Master LDC. A copy of this agreement was filed on form 8K on July 18, 2005. Under this agreement, we became simultaneously obliged to enter into additional commitment agreements, the terms and description of which generally are:

1.	A senior secured convertible note with a principal amount of $3,000,000, due on December 31, 2006. Certain of the material terms of this note are as follows:

a.	We have the right to prepay, in cash, all or a portion of the note for 115% of the outstanding principal amount to be repaid.

b.
On the closing of an underwritten offering meeting certain criteria, or in the event that no such offering occurs prior to the maturity date, we are required to prepay or repay, in cash, the aggregate principal amount of the notes not yet converted to common stock at 110% of the principal amount thereof to such date of prepayment or repayment.

c.	The note is convertible into shares of our common stock at the option of the holder, in whole or in part at any time and from time to time (subject to certain limitations set forth in the agreement).

d.
Upon the completion of an underwritten offering, 50% of the aggregate principal amount of the note shall automatically convert into shares of common stock at the lesser of $1.345 or 75% of the effective price per share received by us in an underwritten offering.

e.	An annual commitment fee equal to 10% of the principal amount is payable to the Note holders in equal monthly installments until the note is paid in full.

f.
If any event of default (as defined in the agreement) occurs, the full principal amount of the note, together with any other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, immediately due and payable in cash. The aggregate amount payable upon an event of default is 120% of the principal amount of the note. The events of default include: failure to pay amounts due under the note; failure to observe covenants; a default under a material agreement; certain bankruptcy events; a breach of certain representations and warranties; suspension of trading in our common stock; a change in our control; and, certain registration related failures.

2.
A warrant registered in the name of the purchaser to purchase 1,050,000 shares of our common stock on or prior to the close of business on the five-year anniversary of the initial exercise date of the warrant at a price of $1.48 per share.

3.	A registration rights agreement requiring us to register with the Securities and Exchange Commission the resale of 125% of the following within 210 days: (a) all of the shares of common stock issuable upon conversion of the note assuming all of the notes are converted; (b) all shares issuable as amortization payments on the note assuming all permissible amortization payments are made in shares of common stock and the note is held until maturity; (c) all of the shares of common stock issuable upon exercise of the warrant; (d) any securities issued or issuable upon any stock split, dividend or other distribution recapitalization or similar event with respect to the foregoing; and, (e) any additional shares issuable in connection with any anti-dilution provisions in the notes or the warrants.

4.	A security agreement, signed by us and our subsidiaries, securing the repayment of the note with all our assets except for cash and leases.

5.	A subsidiary guaranty, duly executed by our subsidiaries guarantying the repayment of the note and the agreement.

6.	A lock-up agreement signed by our CEO restricting the re-sale of his common stock for a period of six months from the date the registration statement is effective.

7.
Beginning in January 2006, we were obligated to make payments of $250,000 monthly through December 2006. However, in September 2005, the agreement was amended whereby we are obligated to make installment payments of $125,000 monthly, from April 2006 to November 2006 and a final payment in December 2006 of $2,000,000.

The proceeds of the notes acquired were used, in part, as follows: $1.0 million to increase our jackpot reserves (if necessary to meet Nevada Gaming Control Board requirements) and $1.1 million for Pop-Up development/gaming device and LCD procurement, as necessary.

In October 2005, we sold 125,000 shares of our common stock and 125,000 shares of our preferred series D stock for $2 per share to an unrelated party, Mr. Steve Crystal. As part of the transaction, we agreed to appoint Mr. Crystal to our Board of Directors. Additionally, Mr. Crystal received certain rights including, among others, a monthly consulting fee of $5,000 (related to his efforts to secure incremental business and raise capital for us) and rights to purchase up to 10% of our outstanding common stock at a 20% discount contingent upon future capital being raised. It is expected that Mr. Crystal will be a significant contributor to our efforts to raise additional capital. Our plan is to use the $500,000 raised from this sale of stock for working capital and general corporate purposes.

During the first and second quarters, we received approximately $156,000 and $233,999, respectively, to fund the Nevada Gaming bankroll requirements. In the first quarter, repayment terms were uncertain and the entire amount was classified under current liabilities. In the second quarter, $90,000 of this amount was used by the lender to exercise options and the remainder was reclassified as interest free loans, with no definite due date. During the first quarter, $660,000 was received from the AWI bankruptcy settlement. $370,000 was booked as a payable to prior shareholders of ISI under the terms of the acquisition. Additional payments for the American Wagering Inc. bankruptcy settlement were received in the second quarter, and these were also booked as payables per terms of the acquisition agreement. During the first quarter, we completed an acquisition of AdLine Gaming, effectively acquiring a note payable for $71,000, due during the fourth quarter of 2005 with no interest.

As of September 30, 2005, we maintained $4,161,075 in jackpot reserve deposits (collectively, “Liquid Resources”). We are required to maintain cash deposits in conjunction with the operation of certain of our jackpot award games. In July 2005, LVGI secured $3 million in interim financing. We anticipate that these funds should be adequate to fund our operations over the next several months by which time we plan to secure additional financing. However, no assurances can be given that we will obtain such financing, if needed, and the absence of such additional financing may have a material adverse impact on our financial stability. Additionally, catastrophic events, unexpected competition or lower interest rates could derail our expected growth and cash flows.

Recently Issued Accounting Standards

Emerging Issues Task Force (“EITF”) 04-8. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. We would include the effect of our contingently convertible debt for our potentially dilutive securities. However, because of net losses, there is no impact to our calculation of dilutive earnings per share.

SFAS 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, replacing SFAS No. 123, Accounting for Stock-Based Compensation, and superseding APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires recognition of share-based compensation in the financial statements. SFAS No. 123(R) will be effective for us and will be adopted in the first quarter of 2006. We anticipate no material impact on our future results of operations, financial position or cash flows as a result of adopting this statement.

SFAS 151. In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amending ARB 43 Chapter 4, “Inventory Pricing.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS 151 introduces the concept of “normal capacity” requiring allocation of fixed production overheads to inventory based upon normal capacity of production facilities. Unallocated overhead costs must be expensed in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We anticipate no material impact on our future results of operations’ financial position or cash flows as a result of adopting this statement.

SFAS 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by any accounting pronouncement that does not include specific transition provisions. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We have no present expectation to make any accounting changes in the foreseeable future that would be subject to SFAS No. 154.

Results of operations

Nine months ended September 30, 2005 and 2004:

Revenues for the nine months ended September 30, 2005, were $4,375,403, an increase of $871,586 or 20% from the nine months ended September 30, 2004. The increase was across all product lines with the Products segment increasing the most at 27% while the Games segment increased 22%, and the Other segment increased 9%. The increase in the Products segment was again mainly due to the new Optima system sales in the states of Washington (four new systems), Nebraska (three new systems), Arizona (two new systems) and in Montana (five new systems).

The prime driver of the increase in the Games segment was the increase in Super Bonanza revenue (approximately $52,000) as we continue to expand this product into other regional areas in the U.S. The significant increase in Super Bonanza revenue (and to a somewhat lesser degree, The Million Dollar Ticket™ in Nevada) was partially offset by the continued slow erosion in Nevada Numbers™ revenue and the discontinuance of The Million Dollar Ticket™ outside Nevada. Management believes that, due to lack of insurance available to many smaller capitalized customers, sales of this product have declined in jurisdictions outside Nevada.

The operating loss for the nine month period ending September 30, 2005 increased by approximately $1,285,984 over the comparable period in 2004. Several factors contributed to this decline in operating results including:

•
An increase in administrative wages and salaries (approximately $456,000) arising from the hiring of certain management personnel and providing for market based increases for current key executives which were approved by our Board of Directors in August 2005 but remain unpaid;

•
An increase in professional fees (approximately $65,000) associated with raising of capital and correspondence with outside regulatory agencies as well as increases in sales related costs (approximately $130,000);

•
An increase in costs of sales (approximately $200,000) related to the roll-out of our Million Dollar Ticket™ launch whereby significant costs have been expended ahead of the eventual revenues to be ultimately received from the product;

•	An increase in research and development costs of approximately $285,000 relating to the acquisition of Adline; and
•
An increase in depreciation and amortization expense (approximately $150,000) from the purchases of property and equipment and from the acquisition of certain intangible assets related to the Adline acquisition during 2005.

The Games segment lost approximately $444,951 more in the nine months ended September 30, 2005 over the same time frame of 2004. A large portion of this was due to increased salaries of almost $183,000. Additionally, we incurred increased insurance costs of approximately $97,000 and unexpected losses from jackpot awards and higher interest rates of approximately $150,000.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, except as described below, we believe there are no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance. Moreover, we do not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

Goodwill. We are organized into reporting units as reflected in the segment information described in Note 1 to the consolidated financial statements. This organization, among other things, enables appropriate goodwill impairment analysis. Since the recorded goodwill relates to recently acquired segments (TWIN and ISI) of our business, and since the operations of such segments are producing significant positive cash flow and operating results, management believes that the fair value of the reporting units exceeds their carrying amounts and, therefore, there is no impairment and no need to compare the carrying value to an “implied fair value” calculation. However, goodwill will continue to be evaluated periodically for impairment as events or circumstances warrant. Such evaluations may include, among other analysis, cash flow and profitability forecasts, including the impact on our other operations. Numerous estimations are required in predicting the future profitability of the related businesses and the marketability of their products within the competitive market; in other words, the businesses’ competitive position and estimated ability to compete. Although operating results continue to improve for the recently acquired segments, the conservative belief that profitability at past levels at least will continue negates, in management’s opinion, the need for further impairment consideration at this time. Management further believes that the synergy of the acquisitions will continue to have positive effects as well.

Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-QSB which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future business development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to business development activities and the start-up of non-gaming operations.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. We do not have any interest-bearing debt as of September 30, 2005. However, we are required to maintain certain cash reserves and deposits for jackpots that we must pay when a patron wins a jackpot award. The Nevada Numbers™ jackpot award of $5.0 million is to be paid over 20 years based on a present value calculation discounted at the prevailing 20-year U.S. Treasury bond rate. Therefore, we maintain certain market rate risk related to this jackpot. A change in the U.S. Treasury bond rates of 1% would cause an approximate $250,000 change in the amount of jackpot expense accrued and which would be ultimately paid over the 25-year period.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Russell Roth. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In July 2005, we obtained $3,000,000 in new financing by issuing Senior Secured Convertible Notes (“notes”). The notes are due in monthly payments of $125,000 beginning April 2006 with a final payment of $2,000,000 in December 2006. An annual commitment fee equal to 10% of the principal amount is payable to the note holder in equal monthly installments until the note is paid in full.

Along with the issuance of the notes, the note holder received warrants to purchase 1,050,000 shares of our common stock at $1.48 per share for a period of up to five years from the date of the issuance of the notes.

The notes are convertible into shares of our common stock at the option of the holder, in whole or in part, at any time and from time to time at a price of $1.345 per share. Additionally, upon the completion of an underwritten offering, 50% of the aggregate principal amount of the notes automatically convert into shares of common stock at the lesser of $1.345 or 75% of the effective price per share received by us in the underwritten offering.

These notes were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act as well as rule 506 of Regulation D of the Act.

During the reported quarter, 5,000 shares of our series A preferred stock were converted into 5,000 shares of our common stock and 20,000 shares of our Series C preferred stock were converted into 100,000 shares of our common stock.

In addition, during the nine months ended September 30, 2005, we entered into various common stock equity transactions. Among others, we issued approximately 596,000 shares of our common stock in exchange for certain services provided by non-employees consultants and employees, who agreed to accept common stock at $0.50 per share for services in lieu of cash compensation.

Subsequent to the reported quarter, in October 2005, we sold 125,000 shares of our common stock and 125,000 shares of our preferred series D each for $2 per share for a total of $500,000 to an unrelated party. As part of the transaction, we agreed to appoint the buyer to our Board of Directors. Additionally, the buyer of the stock receives certain rights including, among others, (a) a monthly consulting fee of $5,000 (related to his planned efforts to secure incremental business and raise capital for the Company); and (b) the right to purchase up to 10% of our outstanding common stock at a 20% discount contingent upon future capital being raised.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005. Subsequent to the end of the quarter, however, on October 21, 2005, we held our annual shareholder meeting in which we voted on and approved the following:

1.  The re-election of our three directors; and

2.  The approval of an amendment to our Articles of Incorporation to authorize our Board of Directors to create and issue different classes of common stock.

Item 5.     Other Information

Effective October 31, 2005, Mr. Stephen Crystal was appointed to serve as a member of our board of directors until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

Mr. Crystal has also been appointed as the Chairman of our Compensation Committee.

Stephen Crystal is currently vice chairman, president and co-owner of Barrick Gaming Corp., a private company operating six hotel casinos in downtown Las Vegas, Nevada. He has held that position since 2000. Collectively, Barrik Gaming Corp. manages 2000 employees, operating 2000 hotel rooms and 250,000 square feet of gaming. In addition, Mr. Crystal is a partner in the St. Louis, Missouri based law firm of Armstrong Teasdale, serving clients on a national as well as international level. Mr. Crystal has been a member of the Washington DC chapter of Young Presidents Organization since 2004. Mr. Crystal is also the owner of an investment company, JMC Investments, LLC and through that company has made numerous investments in real estate, gaming and other private operating businesses. Mr. Crystal is a member of the International Masters of Gaming Law Organization and has been recognized by Best Lawyers as a Best Lawyer in the gaming sector. Mr. Crystal currently holds an owner/operator gaming license in the State of Nevada and law licenses in Missouri, Kansas and the District of Columbia.

Mr. Crystal has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.

There are no family relationships between Mr. Crystal and any of our officers or directors.

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.

Date:	November 17, 2005

By: /s/ Russell R. Roth Russell Roth Title: Chief Executive Officer, Chief Financial Officer, and Director