Form 10KSB
period 2005-12-31
LAS VEGAS GAMING INC
filed 2006-04-17
CIK 1103993

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenue for its most recent fiscal year: $5,703,370

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. 14,364,686 as of March 31, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
8,540,020 Common Shares as of March 31, 2006.

Transitional Small Business Disclosure Format (Check One): Yes: [ ]; No [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are in the business of developing, distributing and operating casino games, selling gaming supplies and keno systems, distributing electronic bingo devices and providing various related services to the gaming industry. Currently, we have the rights to a number of games, most active of which include: “Nevada Numbers™”, “The Million Dollar Ticket™”, and “Super Bonanza”.

We have developed keno and bingo style casino games. Our keno style games include Nevada Numbers™and a linked, progressive 10-spot game known as The Million Dollar Ticket™. Our bingo style game, named Super Bonanza, is currently being played in 25 locations in 6 different states. During 2006 we will continue to expend resources into launching a promotional version of The Million Dollar Ticket™ (Gamblers Bonus Million Dollar Ticket) and Pop-up Nevada Numbers™ (and its derivates). The promotional version of The Million Dollar Ticket™ will be operated in cooperation with the largest slot route operator in Nevada. Customers of the slot route operator/establishment owner will be awarded drawing tickets to a promotional jackpot based on predetermined winning slot payout combinations. The slot operator/establishment owner will compensate us for each ticket that is issued. In mid 2005, resources were directed at the installation phase of establishing the promotional version of The Million Dollar Ticket™. Efforts in 2006 will focus on launching the game and earning some revenue from it. Pop-up Nevada Numbers™ is another distribution method for Nevada Numbers™ where slot customers in larger casinos (with unrestricted licenses where keno is approved) can purchase a ticket at any touch screen video slot machine with “ticket in ticket out” technology.

Early in 2005, we completed the engineering of a state-of-the-art keno system (Optima). Initial customer interest has been encouraging and it is anticipated that the sale of keno systems will increase over the next couple of years. With the installation of the new keno equipment, our customers will now be able to avail themselves of several new keno games (Multiplier and Supersize) and services (I-Net) we are offering. Additionally, our bingo electronics supplier recently introduced a new version of its electronic bingo device that should allow our electronic bingo revenue to grow as well.

The vast majority of our sales are generated in Nevada, with the majority of those coming from the southern part of the state. Looking forward over the next several years, we expect this concentration to increase, as a result of the launch of Pop-up Nevada Numbers™ and Gamblers Bonus Million Dollar Ticket™. Keno system sales are expected to occur to a greater extent outside of Nevada.

In addition to the games already mentioned, we have rights to other products in less active stages that it continually evaluates for revenue potential to the Company. These gaming products include, among several others, a hand-held gaming device and TV sports betting technologies.

In order to supply gaming industry products and services, many states require suppliers to obtain special licenses. Such licenses have been awarded to us in Nevada, Oregon, Nebraska, Mississippi, Washington, Montana, New Jersey and Arizona.

Corporate Organization and History

We were incorporated pursuant to the laws of the State of Nevada on April 28, 1998, and have two largely inactive subsidiaries; 100% owned Imagineering Gaming, Inc. and 85% owned Las Vegas Keno, Inc.

Casino Games Unit

The Casino Games Unit derives most of its revenue from royalties earned on games played in Nevada casinos.

Nevada Numbers™. Nevada Numbers™ is a variation of classic keno currently played in approximately 29 casinos in Nevada. Classic Keno is a game in which bets are made and recorded on a keno ticket. This ticket contains 80 numbered squares that correspond exactly to the 80 numbered balls in a selection hopper. A player marks a ticket to play between two and 20 different numbers. The keno operator then draws 20 out of the 80 numbers, and displays the results throughout the casino. The more numbers that match, the more money the player wins. Payout awards vary from casino to casino and are affected by the amount wagered.

Nevada Numbers™ differs from the classic form of keno in that fewer numbers (5 rather than 20) are drawn. In addition, as LVGI plays the game, it is “linked” and “progressive”. Linking is the process of tying together otherwise separate games held at different casinos into one game. In other words, players at several different locations all choose numbers that are matched to the same five-number draw. A game is “progressive” when the jackpot grows each time a ticket is purchased. After a progressive jackpot is won (this hasn’t happened yet with Nevada Numbers™), the winning player is paid the jackpot in the form of an annuity for 20 years. The jackpot resets to a base amount from which it will increase until it is won again. The process of linking games and creating a progressive jackpot provides an enticement to players because of the potential for a life-changing event.

Currently Nevada Numbers™ suffers from a lack of volume. We believe the lack of volume is due to the limited distribution the game currently enjoys. During the latter part of 2006, we hope to increase distribution by making the game available on slot machines. There are many hurdles to pass for this event to happen, but management believes we can achieve this and if we do, the impact on sales could be significant.

The Million Dollar Ticket™. The Million Dollar Ticket™ is a classic keno game, except the progressive jackpot is currently linked among 14 casinos in Nevada. A player must pick 10 numbers correctly out of 20 drawn from a pool of 80. If he does, he wins $1,000,000 plus the progressive. This game is currently rather small, but it is quite possible that 2006 could see significant growth as we expect to have the game available in many Leroy’s Race and Sports Books. A promotional version of the game (referred to in previous filings as Gamblers Bonus Lottery) will be free to video poker players with specified winning jackpots at certain locations associated with Nevada’s largest slot route operator, a company that has approximately 12,000 video poker machines in operation as of December 31, 2005, many of which will be linked to this promotional game. We expect the roll out to occur in the second quarter of 2006. We anticipate this game to be a significant contributor to our profits over the coming years.

Super Bonanza. Super Bonanza is a large jackpot bingo game launched in July 2003. It is currently being played in 9 Nevada casinos and 16 non-Nevada locations. So far, while volume has been very good, our earnings have been less than expected because of mathematically high winnings from players. At some point, we expect Super Bonanza to come into balance and earnings to increase. Management expects that during 2006 it will be operating in two to four additional Nevada casinos and selling more tickets per casino. We also expect to grow the non-Nevada portion significantly over the next few quarters.

Product Sales Unit

Product sales include keno and bingo systems and supplies.

Sales of keno and bingo equipment. The worldwide keno system market is a small one and has been shrinking for several years. There is one serious competitor and we have been dividing the business approximately evenly with them for several years. They have won most of the new business in Nevada and we have won most of the new business elsewhere. The maturing of our Optima keno system and the addition of several new games to it is expected to reinvigorate the entire market and begin to allow us to get a larger share of the new system sales in Nevada.

Distribution of keno and bingo supplies. This line of products contributes significantly to our revenue but is comprised of low margin items including crayons, various paper products, and ink. However, we expect volume and margins to increase because a couple of our competitors recently discontinued operations and we are beginning to provide new products to existing markets and existing products to new markets.

Other Sales Business Component

In addition to the games and products described above, we also generate revenue through maintenance of our equipment, operation of a keno route, and distribution of bingo electronics.

Nevada Keno and related participation agreements. Through agreements with participating casinos, we offer (since May 2004) Nevada Keno, a “satellite-linked” traditional keno game. That is, it is one keno game played in multiple casinos. All casinos participating in Nevada Keno are “bankrolled” by us. The term “bankroll” comes from a Nevada Gaming requirement to have available a certain amount of money for each game offered that is intended to cover the maximum exposure of the casino at any point in time. When a casino becomes part of the Nevada Keno “route”, it no longer has a keno bankroll requirement because we are responsible for payouts. We also usually provide all materials, equipment, and labor to accept and settle wagers. While a minor portion of our revenue and a contributor to our losses currently, we expect an increased revenue stream as the number of these types of participation agreements increase. The substance of the agreement is that we are the licensed operator of the game and are effectively leasing equipment, employees and space within the participating casinos to conduct the game. The effective rent is determined based on the expected volume of the location and the varying levels of equipment and/or personnel provided by the parties.

Service contracts. Nearly all our customers that purchase keno and bingo equipment from us, also separately purchase a service contract from us to provide on-going maintenance for the equipment. Service is an important strategic component for our Company. While the revenue is significant and expected to grow as our new Optima system captures more market share, service contracts only contribute marginally to our bottom line, a circumstance that is expected to continue.

Distribution of bingo electronics. Distribution of electronic bingo devices is a growing revenue source. Currently, we are a distributor for the largest electronic bingo manufacturer in the world but only provide placement services in Nevada. However, we are committed to expanding beyond Nevada and expect to make significant progress during 2006.

Government Regulation

1. Potential Legal, Regulatory and/or Compliance Risk. We are required to obtain (and maintain) licenses and product approvals in many of the jurisdictions in which we distribute our gaming products. The licensing and approval process will generally involve extensive investigations into: (i) the gaming products produced; (ii) our company; and, (iii) our officers, directors, and principal shareholders, and can require significant expenditures of time and resources. In addition, gaming regulatory authorities have broad discretionary powers and may deny applications or revoke approvals on any basis they deem reasonable. There is no guarantee that we, our products or our personnel, will be able to maintain all required approvals.

Potential shareholders should note that any beneficial holder of an equity interest in our company might be subject to investigation by any gaming authority in any or all jurisdictions in which we do business, if such authorities have reason to believe that such ownership may be inconsistent with the state's gaming policies. Persons who acquire beneficial ownership of more than a certain designated percentage of our common shares may be subject to certain reporting and qualification procedures. In addition, changes in control of our company and certain other corporate transactions may not be effectuated without the prior approval of the gaming authorities in those jurisdictions in which we do, or anticipate doing, business. Such regulatory provisions could adversely affect the marketability, if any develops, of the common shares and could prevent certain corporate transactions, including mergers or other business combinations.

2. Gaming Regulations and Licensing - Overview. Our products and games are subject to strict governmental regulations in most jurisdictions in which our products are sold or used by persons or entities licensed to conduct gaming activities. Such gaming regulations vary from jurisdiction to jurisdiction and the classification and level of the regulatory licensing, approvals and compliance to which our products must conform also vary by jurisdiction.

In the event gaming authorities determine that an officer, director, key employee, stockholder or other person of our company is unsuitable to act in such a capacity, we will be required to terminate our relationship with such person or lose our company’s operating rights and privileges in that jurisdiction. This may have a materially adverse effect on us. Such a finding of unsuitability could have a material adverse effect on our future. There can be no assurance that we will obtain all the necessary licenses and approvals or that our officers, directors, key employees, our affiliates and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which our products are sold or used by persons licensed to conduct gaming activities. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on the business prospects of our company. Also, some jurisdictions require certain financial measures be maintained in order to offer certain games or products. Failure to maintain these financial requirements could have a material adverse effect on our business.

We intend to seek the necessary registrations, licenses, approvals and findings of suitability for our company, our products and our personnel in those jurisdictions throughout the world where we anticipate making significant sales. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary approvals for our future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or does not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in the respective jurisdiction or may be required to sell our products through other licensed entities at a reduced profit to us.

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

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and, (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our Company’s Gaming Operations.

Our Company is registered by the Nevada Gaming Commission as a publicly traded corporation (“Registered Corporation”) and, as such, it is required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. Our Company is also licensed by the Nevada Gaming Commission as a manufacturer and distributor of gaming devices, and as an operator of an inter-casino linked system (“OILS”). Our Company has obtained from the Nevada Gaming Commission the various registrations, approvals, permits and licenses (individually a “Gaming License” and collectively, “Gaming Licenses”) required in order to engage in Gaming Operations in Nevada. Our Company’s Gaming Licenses are also conditioned to allow the Chairman of the Nevada Gaming Board or his designee to order our Company to cease any gaming activities if he or she determines that the minimum bankroll requirements set forth in the Nevada Act are not being met.

All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Gaming Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Gaming Commission. The Chairman of the Nevada Gaming Board must administratively approve associated equipment before it is distributed for use in Nevada. Inter-casino linked systems (“ICLS”) must also be approved by the Nevada Gaming Commission. The approval process for an ICLS includes rigorous testing by the Nevada Gaming Board, a field trial and a determination as to whether the ICLS meets standards that are set forth in the regulations of the Nevada Gaming Commission. On November 19, 2001, our Company received the final approval of the Nevada Gaming Commission for our Nevada Numbers ICLS. There can be no assurances that future games will be approved by the Nevada Gaming Commission.

The Nevada Act requires any person, including an OILS licensee, such as our Company, who is authorized to receive a share of the revenue from any slot machine or gaming device operated on the premises of a licensee, to remit and be liable to the licensee for that person’s proportionate share of the license fees and tax paid by the licensee.

The gross revenue fees for non-restricted locations are 6.75% of gross revenues (the difference between amounts wagered by casino patrons and payments made to casino patrons). Significant increases in the fixed fees or taxes currently levied per machine or the fees currently levied on gross revenues could have a material adverse effect on our Company.

The Nevada Gaming Authorities may investigate an individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of our Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable, by the Nevada Gaming Authorities. Officers, directors and key employees of our Company who are actively and directly involved in gaming activities of our Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with our Company, our Company would have to sever all relationships with such person. In addition, the Nevada Gaming Commission may require our Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Our Company is required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our Company must be reported to, or approved by, the Nevada Gaming Commission.

If it were determined that the Nevada Act was violated by our Company, the Gaming Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, our Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Commission. Limitation, conditioning or suspension of any Gaming License could (and revocation of any Gaming License would) materially adversely affect our Company’s Gaming Operations.

Any beneficial holder of our Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our Company’s voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of our Company’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of our Company’s voting securities apply to the Nevada Gaming

Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Board mails the written notice requiring such filing. Under certain circumstances, an institutional investor, as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our Company’s voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of our Company’s voting securities for a limited period of time and maintain the waiver. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of our Company, any change in our Company’s corporate charter, bylaws, management, policies or operations of our Company, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and, (iii) such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent. A beneficial holder of voting securities, who must be found suitable in a corporation, partnership or trust, must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with our Company, we: (i) pay that person any dividend or interest upon voting securities of our Company; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or, (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

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

We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Gaming Commission has not imposed such a requirement on our Company.

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds there from are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada Gaming Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of our Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Gaming Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and, (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before our Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our Company’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring of the Registered Corporation.

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

Marketing of Casino Games

We license our games directly to casinos or slot route operators. Initial contact with Casinos is made either from mailing of marketing materials, referrals or direct solicitation by our employees and marketing agents. We promote licensed games to the general public using various types of media, including billboards, newspapers, magazines, radio and television. Advertising within a particular casino may include advertisement on strategically placed LCDs, table tents, flyers, “slot toppers” and show cards to stimulate curiosity and game play.

Marketing of Other Products and Services

There are very few keno equipment suppliers in the world. When a new installation is desired, which happens infrequently, we will almost certainly be contacted for a quote. In the more likely event of an update to a current installation, the supplier of the initial installation will almost certainly be contacted for the update. With the advent of Optima, we have an opportunity to change the current approach and we plan to do just that. Now that the new system is complete and approved in most jurisdictions, we will contact all current keno operators and attempt to sell them our new Windows-based, touch-screen system (Optima). Initial customer acceptance has been encouraging and we expect to sell more systems in the near future than we have sold in the recent past. Since the average system selling price is approximately $100,000 with a gross margin of approximately 50%, even a small increase in system sales will have a significant impact on revenues and profits. We expect most sales to result from direct solicitation of the customers by our sales staff.

The marketplace for bingo equipment, electronic playing devices and supplies in Nevada is relatively small, probably no more than 30 potential customers. Contact by our sales people is always taking place. The marketplace for gaming supplies is much larger and geographically dispersed. Our primary marketing tool is a catalog that we periodically send out to our customers and potential customers.

Competition

Competition among gaming equipment and supply companies and among developers and distributors of individual games is strong. We face competition from developer companies and individual casino operators that offer several progressive slot and table games, including MegaBucks™, Quarter Mania™, Nevada Nickels™, and Caribbean Stud™, all of which feature a growing jackpot like our progressive keno and bingo games.

While the market has not been dominated by any single entity, some of our existing competitors have significantly greater financial and technical resources. Moreover, because we are a relatively new and an under capitalized enterprise, we may be more vulnerable than our existing competitors to the impact of new or more intense competition. It is always possible that existing or new competitors could develop games that prove more attractive to casino operators and the gaming public and which could have a material adverse effect on our future success.

Employees

As of December 31, 2005, we had 40 employees (compared to 51 at December 31, 2004), four of whom are officers of our Company. We plan to hire additional financial and compliance employees in the near future including a Chief Financial Officer and a Compliance Officer, who may be the same person. Additional management and marketing personnel are also required. However, new employees will be hired subject to our ability to pay them out of operating cash flow.

Our officers are Mr. Russell R. Roth, Chief Executive Officer, Chief Financial Officer, Chairman of the Board, Secretary and Treasurer; Mr. Zak Khal, President and Chief Operating Officer, Mr. Sam Johnson Chief Technical Officer and Mr. John English Chief Strategic Officer.

Intellectual Property and Other Proprietary Rights

We have been awarded a patent pertaining to our flagship game, Nevada Numbers™. Additionally we have several patents pending related to our proprietary systems and methods on how consumers obtain Keno style games via bonus and other novel approaches unique to today’s methods. These proprietary systems serve as the basis for our Company’s PromoNet and PortalVision systems. No assurance can be given that the patent can withstand a challenge as to its validity and no assurance can be given that the patent application will be awarded by the patent and trademark offices.

We have also applied for, and received, certain trademarks and copyrights associated with our casino games.  We also own several other trademarks filed with the State of Nevada and the U.S. Patent and Trademark Office and other intellectual property that is protected by federal copyright and trade secret laws.

We intend to protect any future products we develop through a combination of patents, trademarks, copyrights and trade secrets.

We have also applied for, and received, certain trademarks and copyrights associated with our casino games. We also own several other trademarks filed with the State of Nevada and the U.S. Patent and Trademark Office and other intellectual property that is protected by federal copyright and trade secret laws.

We intend to protect any future products we develop through a combination of patents, trademarks, copyrights and trade secrets.

Research and Development Expenditures

We spent $817,455 on research and development during the fiscal year ended December 31, 2005, as compared to $293,651 spent on research and development during the fiscal year ended December 31, 2004. The increase was due to the acquisition of AdLine Gaming. All of the incremental expenditures were, and will continue to be through 2006, directed toward the completion of PortalVision and PromoNet.

ITEM 2.  DESCRIPTION OF PROPERTIES

We own no real property. We are headquartered in leased premises at 4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada, 89118.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on October 21, 2005. Business conducted at the meeting included the following proposals:

(1)	To elect three directors to serve until the next annual meeting or until their successors are elected and qualified;

(2)	To approve an amendment to the company’s Articles of Incorporation to authorize our Board of Directors to create and issue different classes of common stock;

(3)	To transact any other business that may properly come before the meeting or any adjournment of the meeting.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on September 30, 2005, were entitled to vote. The number of outstanding shares at that time was 8,340,020 held by approximately 450 shareholders. The required quorum of shareholders was present at this meeting.

With respect to the first matter, the stockholders present at the meeting and in attendance by proxy voted to reelect Messrs. Roth, Irvine and Ms. Cane to the Board of Directors. The measure was approved 4,545,126 for, compared to 723,140 against.

With respect to the second matter, the stockholders present at the meeting and in attendance by proxy voted to amend the Articles of Incorporation of our Company. The amendment, concerning Article VI of our Articles of Incorporation, authorizes the Board of Directors to provide for the issuance of one or more additional series of common stock. This means that the voting powers, designations, preferences, and the cumulative, relative, participating, optional or other special rights, qualifications, limitations or restrictions, including voting rights, dividend rights (including cumulative dividends), dividend or interest rates, terms of conversion, conversion prices, terms of redemption (including sinking fund provisions), redemption prices, liquidation preferences and maturity dates, if any, for any new class of common stock created, may be different from current common stock as determined in the future by our Board of Directors, without any further approval or action by our shareholders. These shares will have a par value of $0.001 per share and will be entirely separate and apart from the issued and outstanding shares of common stock existing prior to amendment, which have unlimited voting rights and are designated for purposes of identification as Common Stock Series A. The measure was approved 4,532,326 for, compared to 757,140 against.

No other matters came up for a vote of the shareholders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Currently, there is no public market for our Common Stock, and there can be no assurance that an active public market for this stock will develop or will be sustained.

As of December 31, 2005, there were approximately 450 shareholders of record of our Common Stock.

Dividends

We have not previously declared or paid any dividends on our Common Stock and does not anticipate declaring any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

The following is a list of equity securities that we issued in the past fiscal year ended December 31, 2005 that were not registered under the Securities Act.

First Quarter of 2005:

1. We issued 400,000 shares of our common stock to AdLine Gaming, Inc. in connection with our purchase of 100% of the outstanding common stock of AdLine Gaming. We also issued 10,000 shares of restricted common stock as a result of the exercise of warrants that were issued to purchase 10,000 shares of our common stock with a 5 year life and a $1.00 exercise price. These shares and warrants were issued pursuant to the general exemption from registration provided by Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

2. We issued warrants to purchase 30,000 shares of our common stock with 10,000 shares each going to Concept Development, Kelesis Family Trust and William Monson exercisable for a period of 5 years at $1.00 per share. These warrants were issued as consideration for joining our advisory board. We issued warrants to purchase 100,000 shares of our common stock, exercisable for a period of 5 years at $4.00 per share. These warrants were issued as part of the terms of our purchase agreement for AdLine Gaming.

Second Quarter of 2005:

3. We issued 180,000 shares of restricted common stock as a result of the exercise of non-qualified stock options. Additionally, 546,065 shares of restricted common stock were issued in exchange for six (6) months of salary reductions for our employees, and 50,000 in exchange for legal services.

4. We issued (1) warrants to purchase 90,000 shares of our common stock with a 5 year exercise period and a $1.00 exercise price in exchange for advisory board participation and a new business development to Trace Communications, Jacques Nichols, and Bill Nader; (2) we issued warrants to purchase 20,000 of our common stock with a 5 year exercise period and a $2.00 exercise price in exchange for certain services to Concept Development and Kelesis Family Trust; (3) warrants to purchase 193,000 shares of common stock with a 5 year exercise period and a $3.00 exercise price were issued in lieu of cash bonuses to employees of our company; (4) warrants to purchase 100,000 shares of our common stock with a 5 year exercise period and exercise price of $3.00 were issued in exchange for serving on our Board of Directors to Ms. Cane and Mr. Irvine; and (5) warrants to purchase 51,000 shares of our common stock with the same terms were issued in exchange for consulting services to T. Caporicci, R. Frockt, Pacific Bernsen, R. Volker, The Gaming Company Pty, J. Pirano, and M. Valenti.

5. We issued warrants to purchase 130,000 shares of our common stock with a 2 year exercise period and a $1.00 exercise price in conjunction with our deal with United Coin Machine Company to M. Valenti, B. Head, C. Corona, G. Farraro, J. Criscuolo, M. Feldgreber, M. Gordon and S. Busch.

Third Quarter of 2005:

6. We issued 105,000 common shares in connection with conversion of preferred shares to common.

7. We issued a warrant to purchase 1,050,000 shares of common stock with a 5 year exercise period and a $1.48 exercise price in conjunction with our bridge financing deal with Camofi.

8. We issued warrants to purchase 100,000 shares of our common stock with a 5 year exercise period and a $2.00 exercise price pursuant to an employment offer to our CTO, Sam Johnson.

Fourth Quarter of 2005:

10. We issued 125,000 shares of our preferred series D shares and 125,000 of our common stock to one of our directors, Steve Crystal. These shares were issued pursuant to offerings exempt from registration under rule 506 of Regulation D of the Securities Act of 1933 and are restricted shares as defined in the Act.

11. We issued warrants to purchase 30,000 shares of our common stock with a 5 year exercisable period and a $2.00 exercise price in return for joining our Advisory Board with 10,000 shares each going to R. Irvine, T. Fontaine and D. Biondolillo.

12. We issued warrants to purchase 23,809 shares of our common stock with a 5 year exercise period and a $2.10 exercise price in conjunction with our bridge financing deal with Camofi to our consultant, Michael Shillan.

13. We issued warrants to purchase 40,000 shares of our common stock with a 5 year exercise period and a $3.00 exercise price to our consultant, Tony Fontaine.

14. We issued stock options to purchase 10,000 shares of our common stock to our director, Steve Crystal, which have a 5 year exercise period and a $2.00 exercise price. We also issued 2,500 shares of our common stock to Mr. Crystal pursuant to a consulting agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	650,312	2.40	157,212
Equity compensation plans not approved by security holders	3,567,057	1.72	754,341
Total	4,217,369	3.27	911,553

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

Overview of 2005 and Business Strategy for 2006

Our primary mission continues to be the worldwide delivery of linked, progressive games with mega (“life-changing”) jackpots. New delivery systems including a promotional version of our Million Dollar Ticket™ game called Gamblers Bonus Million Dollar Ticket™ and a method of delivering Nevada Numbers™ on slot machines called Pop-up Nevada Numbers™ are expected in 2006 and should produce a significant increase in revenues.

In 2005, our revenues increased by approximately $900,000, 16% from the prior year. The increase was due primarily to increases in Super Bonanza ticket sales and keno systems sales.

Our net loss for 2005 was $1.3 million more than 2004, primarily as a result of:
1)	Our purchase of AdLine, costing approximately $500,000;
2)	Expenses associated with the development of GBMDT of approximately $400,000;
3)	Statistically unfortunate results from our Super Bonanza game of approximately $200,000;
4)	A combination of an increase in Nevada Keno losses and increased accounting expenses associated with the AdLine purchase;
5)	Increased expenses associated with our recent bridge financing of $100,000.

Strategically, we are now positioned to provide a broad range of services for both the bingo and keno segments of the gaming industry. This broader base of products and services should allow us to take a more complete business model and practices to other states and to other countries. We expect new ventures will be undertaken slowly and carefully as a result of capital and human resource constraints. Once stabilized and profitable operations are achieved and adequate funding is in place, we plan to add employees and undertake more opportunities in existing and new markets.

Our management plans to expand distribution of our Nevada Numbers™ game over the coming years, not only by increasing the number of casinos offering the game, but also by expanding the points of distribution in each casino. Slot machines, race and sports books, hand held devices and kiosks are all potential incremental distribution points within the casinos. Additionally, management believes that Nevada Numbers™ would make an excellent promotional game and is pursuing several avenues to increase this application for the game. Should a state lottery in Nevada come up again, we believe Nevada Numbers™ would make an excellent substitute for such an idea. It would be especially attractive because Nevada Numbers™ could begin generating revenue for the State much quicker than could a lottery. We are also looking at re-configuring Nevada Numbers™ to lower the base jackpot, make the jackpot immediately due, decrease the size of the population from 80 to 50 and raise the intermediate payouts. This would have the benefit of providing for more significant prize winners and reducing the amount of cash we have to maintain in reserve.

The sale of keno and bingo supplies is expected to remain a steady source of low-margin revenue for us. The acquisition of TWIN made us a major player in this segment. While significant growth is unlikely, slow and steady growth may be possible as we benefit from our growing success in the bingo and keno equipment markets and withdrawal of some key suppliers during 2004. While these product lines produce some profits currently, their percentage contribution to the Company’s profits should decrease over time as the Casino Games segment becomes more established. However, these products provide us with another point of contact with our casino customers. Given the trend of mergers within the casino industry, one would also expect a similar contraction in the supply base. We believe that being a full service provider of gaming alternatives provides us with a better chance to be one of the niche survivors in the industry.

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

Placement of bingo electronic devices should continue to be a significant source of revenue and profit for us in 2006. Our supplier’s products have recently gained a significant technological advantage over the competition. This combined with leveraging our bingo game and keno synergies should allow us to grow this segment significantly in 2006.

Maintenance contracts and other equipment maintenance services should also remain a steady source of low-margin revenue for us. In addition, these customers are also candidates for future equipment, supplies and game sales.

Recent Developments Subsequent to the Reported Period in 2006

During the first quarter of 2006, we purchased the rights to AdLine Home from AdLine Network for 700,000 shares of our common stock. The rights we purchased allow for “wagering” or “betting” activity to be conducted in the home via AdLine Technologies. Further, we will pay AdLine Network 5% of our net revenue (our gross revenue less the theoretical cost of any pay outs) derived from the purchased rights.

In addition, the agreement contained a mutual release of claims to clear any misunderstandings that arose between the parties in connection with the assignment.

On or about July 1, 2005, we entered into a Securities Purchase Agreement and related commitment agreements (collectively, “SPA No. 1”) with CAMOFI Master LDC (“CAMOFI”), which we disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 18, 2005. Recently, we entered into a new series of agreements that replaced SPA No.1 and retired the outstanding $3,000,000 Note issued under SPA No. 1. Specifically, on March 31, 2006, we entered into a new Securities Purchase Agreement with CAMOFI in which we sold to CAMOFI a Note in the principal amount of $5,000,000 and became simultaneously obliged to enter into additional commitment agreements (collectively “SPA No. 2”), the terms and description of which are described in general under the Liquidity and Capital Resource section of Item 6.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, except as described below, we believe no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance. Moreover we do not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

Goodwill. We are organized into reporting units as reflected in the segment information described in Note 1 to the Consolidated Financial Statements which organization, among other things, enables appropriate goodwill impairment analysis. Since the recorded goodwill relates to recently acquired segments (TWIN and ISI) of our business, and since the operations of such segments are producing significant positive cash flow and operating results, management believes that the fair value of the reporting units exceeds their carrying amounts and, therefore, there is no impairment and no need to compare the carrying value to an “implied fair value” calculation. However, goodwill will continue to be evaluated periodically for impairment as events or circumstances warrant. Such evaluations may include, among other analysis, cash flow and profitability forecasts, including the impact on other operations of our Company. Numerous estimations are required in predicting the future profitability of the related businesses and the marketability of their products within the competitive market; in other words, the businesses’ competitive position and estimated ability to compete. Although operating results continue to improve for the recently acquired segments, the conservative assumption that past profitability levels will continue negates, in management’s opinion, the need for further impairment consideration at this time. We further believe that the synergy of the acquisitions have had positive effects as well.

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share Based Payment. The Company presently uses the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Effective for the Company as of January 1, 2006, SFAS 123R requires certain changes in the way compensation cost related to share based employee compensation transactions is recognized in the financial statements as compared to SFAS No. 123. Management has not yet determined the likely effect of adoption of SFAS 123R on the Company’s future financial statements but does not expect to make any retroactive adjustments.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principles, is effective in the fiscal year beginning after December 15, 2005, but may be adopted early under certain circumstances. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.

Results of Operations

Revenues. Casino games revenue consists of revenue from the licensing and operation of the games, Nevada Numbers™, The Million Dollar Ticket™, and Super Bonanza. Product sales include primarily the sale of bingo paper and ink, keno supplies and keno and bingo systems. Other revenues consist primarily of service contracts, royalties related to the placement of electronic bingo devices, keno route (Nevada Keno) agreements and, to a lesser extent participation agreements with keno operators in Nebraska.

Costs and Expenses. During 2005, direct operating expenses increased approximately $1.2 million over 2004. This increase is primarily attributable to game costs increases of almost 73% with the majority of that increase due to increased jackpot expenses of almost $400,000. The salary increase of almost $200,000 is primarily due to a re-allocation of personnel among the business segments, and game insurance increased almost $93,000. Direct game costs increased almost $84,000 mostly due to inventory adjustment of almost $53,000 for Gamblers Bonus inventory. Consultant and commission fees increased about $31,000. About $10,000 is due to increased license fees and approximately $16,000 is due to increased gaming lab fees. Product costs made up for the remaining 27% with the bulk of that increase due to equipment costs ($235,000) and general product costs ($100,000). The Casino games segment increased its margins due to a lower level of our contributions to various jackpots and we played with better house results in our Super Bonanza game.

Selling, general, and administrative. The selling, general and administrative expenses increased by 11% or $275,000. This increase is primarily due to an accrual of retirement benefits of nearly $90,000 and a full year of Business Development salary of approximately $67,000. Travel and entertainment expenses increased by $50,000, primarily due to equipment installs and Engineering projects.

Research and development. The increase in research and development costs of 64%, or $523,804 in 2005 is due to the impact of the acquisition of AdLine Gaming. All of the incremental expenditures were, and will continue to be through 2006, directed toward the completion of PortalVision and PromoNet.

Depreciation and Amortization. We reported an increase of approximately 45%, or $199,000 in depreciation and amortization expense in 2005 as compared to 2004 as a result of approximately $166,000 increase in amortization of intangibles and about $33,000 in depreciation of equipment, primarily as a result of the acquisition of AdLine Gaming.

Liquidity and Capital Resources

As of December 31, 2005, we maintained approximately $1.67 million in cash versus $600,000 in the prior year (excluding jackpot reserve deposits available and believed adequate to pay out any jackpots).

Other than any jackpots that might be won by gaming patrons, our most significant capital resource requirement will be associated with the planned acquisition of 500 LCD monitors ($1.0 million) associated with the operation of a promotional version of The Million Dollar Ticket™ game. Operation of the game is expected to commence in the second quarter of 2006. Most of the $1.0 million requirement would be financed through operating leases.

A.	Camofi Master Fund Loan

We raised additional capital in 2005 to fund our operating losses and business expansion. During 2005, we raised $500,000 through preferred and common stock offerings and received an additional $340,000 from American Wagering Inc. as part of a settlement agreement previously disclosed (most of this amount will ultimately be due others). Also in 2005, we received $3.0 million of bridge financing from Camofi Master Fund. However, on March 31, 2006, we entered into a new bridge financing agreement, described here in detail, in which we received $5.0 million in financing. Proceeds were used to retire the $3.0 million loan under the 2005 bridge financing and the remainder to provide for our on-going business purposes. In general, this new bridge financing involved the following documents containing the referenced terms:

1.	A Senior Secured Convertible Note with a principal amount equal to $5,000,000 registered in the name of CAMOFI, due on January 1, 2008. Certain of the material terms of this Note are as follows:

a.	We have the right to prepay, in cash, all or a portion of the Note for an amount equal to 115% of the principal amount to be repaid.

b.
On the closing of a Qualified Offering, defined as an equity financing that results in cumulative aggregate proceeds of at least $10,000,000 to our company, or in the event that no such offering occurs prior to the Maturity Date, we are required to prepay or repay, in cash, the aggregate principal amount of the Note not converted to Common Stock at 110% of the principal amount thereof to such date of prepayment or repayment.

c.	For as long as the Note is outstanding, we must pay, quarterly on July 1, October 1, January 1 and April 1 (commencing July 1, 2006), a commitment fee to the Holder equal to $125,000.

d.
On the first business day of each month, commencing on the first business day of April 2007 and ending upon the full redemption of the Note, we must redeem $208,333 (and other amounts provided in the Note upon certain contingencies).

e.
The Note is convertible into shares of our Common Stock at the option of the Holder, in whole or in part at any time and from time to time (subject to certain limitations set forth in the agreement, including an overall limitation that the total number of shares issued cannot exceed 4.99% of our issued and outstanding common stock).

f.
Upon the completion of a Qualified Offering, 30% of the aggregate principal amount of the Note shall automatically convert into shares of Common Stock at the lesser of $1.345 or 75% of the effective price per share we receive in a Qualified Offering.

g.
If any Event of Default occurs (as defined in the agreement), the full principal amount of the Note, together with any other amounts owing in respect thereof, to the date of acceleration will become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is 120% of the principal amount of the Note. The term Events of Default includes: failure to pay amounts due under the Note, failure to observe covenants, a default under a material agreement, certain bankruptcy events, a breach of certain representations and warranties, suspension of trading in the Common Stock, a change of control and certain registration related failures.

2.
A Warrant registered in the name of the Purchaser to purchase 2,500,000 shares of our Common Stock on or prior to the close of business on the five year anniversary of the Initial Exercise Date of the Warrant at a price of $1.48 per share.

3.
A Registration Rights Agreement requiring us to register with the Securities and Exchange Commission the resale of 125% of the following within 180 days: (a) all of the shares of Common Stock issuable upon conversion of the Note assuming all of the Notes are converted, (b) all shares issuable as amortization payments on the Note assuming all permissible amortization payments are made in shares of Common Stock and the Note are held until maturity, (c) all of the shares of Common Stock issuable upon exercise of the Warrant, (d) any securities issued or issuable upon any stock split, dividend or other distribution recapitalization or similar event with respect to the foregoing, and (e) any additional shares issuable in connection with any anti-dilution provisions in the Notes or the Warrants.

4.	A Security Agreement, signed by us and our subsidiaries, securing the repayment of the Note with certain of our assets.

5.	A Subsidiary Guaranty, duly executed by our subsidiaries guarantying the repayment of the Note and the Agreement.

6.	A Lock-Up Agreement signed by our CEO restricting the re-sale of his common stock for a period of six months from the date the registration statement is effective.

The proceeds of the Note are to be used as follows: $1.0 million to increase our jackpot reserves (if necessary to meet Nevada Gaming Control Board requirements); $3 million to retire the Senior Secured Convertible Notes due December 30, 2006; and the remainder for general corporate purposes.

Management believes that this new financing arrangement with Camofi will give us much needed time to arrange for larger and more permanent financing so we can effectuate our business plan in the future. In this regard, we have recently engaged Merriman Curhan Ford & Co. to act as our exclusive financial advisor in our efforts to raise more permanent financing for our operations. The 12 month agreement provides for a 7% fee for all monies raised by Merriman or generated from sources identified during the time when Merriman is engaged as our exclusive financial advisor. Merriman will also be entitled to warrants related to any such financing and reimbursement for expenses incurred in acting on our behalf in this regard.

B.	AdLine Acquisition

During the early part of 2005, we acquired 100% of the outstanding common stock of AdLine Gaming, Inc. (AdLine) in a transaction valued at $1,188,000, including $500,000 in cash, $288,000 in assumed liabilities, 400,000 shares of common stock (valued at $1.00 per share), and warrants to purchase 100,000 shares of our common stock (without value). AdLine has significant technology and engineering talent that supports the Gamblers Bonus Million Dollar Ticket™ game. Its engineers have contributed greatly to the finalization of our long planned Pop-up Nevada Numbers™ game. AdLine’s monthly cash outflow of approximately $50,000 effectively doubled our monthly net cash used in operations. It is our expectation that the launch of Gamblers Bonus Million Dollar Ticket™, expansion of Super Bonanza, an increase in Optima sales and the launch of several new keno games (Multiplier, I-Net, Supersize, etc) will generate enough incremental cash flow to bring us to nearly cash flow neutral at or near the end of fiscal year end 2006. However, we may not have enough capital to fund operations that long. To provide for an adequate margin for error in our expectations, we plan to pursue additional more long-term financing. To the extent that such financing is not needed to support existing operations, the funds will be available to fund strategic business expansion opportunities that we have identified. To the extent this funding is not received and some of the foregoing operational issues don’t occur or are delayed, our financial resources would become severely strained. We can provide no assurance that such funding will be raised in an amount adequate to meet our operational needs or on terms that we find acceptable.

In light of the refinancing of our Camofi Master Fund note in March 2006, and pursuant to SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced, we have moved the original $3,000,000 from current portion of long term bridge financing (original note terms) to long term bridge financing.

Improving operating results, the proceeds from the projected offerings, and the operating leases in connection with Gamblers Bonus Million Dollar Ticket™ game should provide LVGI with sufficient financial resources to fund its operations and business expansion plans through the end of 2006. Cash flow from operations is expected to be the primary long-term source of working capital and capital asset requirements.

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

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of December 31, 2005;
F-3	Consolidated Statements of Operations - Years Ended December 31, 2005 and December 31, 2004;
F-4	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2005 and December 31, 2004;
F-6	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Las Vegas Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

PIERCY, BOWLER, TAYLOR, & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation

March 3, 2006
LAS VEGAS, NEVADA

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND DECEMBER 31, 2004

	2005	2004
ASSETS

Current assets
Cash	$1,672,381	$586,169
Accounts receivable, net of allowance	729,590	643,768
Inventory	418,015	383,545
Prepaid expenses and unearned compensation	94,750	-
Jackpot reserve deposits	4,180,134	3,992,680
	7,094,870	5,606,162

Equipment and software, net of accumulated depreciation	613,645	585,995

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of
accumulated amortization of $163,488 and $23,046	833,597	30,137
Due from officers, including accrued interest	68,942	58,149
Unearned compensation	151,135	-
Deposits and other	336,355	243,034
	$10,053,821	$7,478,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$776,791	$506,772
Current portion of long-term debt	588,434	320,000
Progressive jackpot liability	1,224,719	981,636
	2,589,944	1,808,408

Long-term debt	3,011,163	-

Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 5,000,000 shares authorized,
346,140 shares issued and outstanding	1,730,700	1,730,700
Common stock - 75,000 shares	25,000	25,000
	1,755,700	1,755,700

Stockholders' equity
Series A convertible preferred stock, $.001 par, 5,000,000 shares authorized,
536,400 shares issued and outstanding	536	541
Series C convertible preferred stock, $.001 par, 5,000,000 shares authorized,
56,000 shares issued and outstanding	56	76
Series D convertible preferred stock, $.001 par, 2,000,000 shares authorized,
125,000 shares issued and outstanding	125	-
Common stock $.001 par, 25,000,000 shares authorized, 8,465,020 and
7,048,955 shares issued and outstanding	8,465	7,049
Additional paid-in capital	15,558,130	13,852,317
Less due from officers and stockholders	(320,000)	(320,000)
Deficit	(12,550,298)	(9,625,337)
	2,697,014	3,914,646

	$10,053,821	$7,478,754

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues
Casino games	$1,719,753	$1,350,840
Product sales	2,118,032	1,604,568
Other	1,865,585	1,851,620
	5,703,370	4,807,028

Costs and expenses
Casino games, net of progressive liability changes of ($85,371)
and $39,889	1,947,355	1,102,090
Product costs	1,434,528	1,098,978
Other	1,356,939	1,365,783
	4,738,822	3,566,851

Gross operating income	964,548	1,240,177

Other operating expenses
Selling, general, and administrative expenses	2,632,974	2,344,573
Research and development	817,455	293,651
Depreciation and amortization	444,604	245,303
	3,895,033	2,883,527

Operating loss	(2,930,485)	(1,643,350)

Other income and expense
Finance costs	(250,975)	0
Interest and other income	256,499	57,508

Net loss	$(2,924,961)	$(1,585,842)

Net loss per share, basic and diluted	$(0.37)	$(0.23)

Weighted average shares outstanding, basic and diluted	7,903,285	6,796,098

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 30, 2005 AND 2004

	2005	2004
Operating activities
Net cash used in operating activities	$(1,828,004)	$(1,283,502)
Investing activities
Business acquisition	(502,749)	-
Purchase of property and equipment	(241,674)	(84,204)
Net Cash used in investing activities	(744,423)	(84,204)
Financing activities
Proceeds from litigation settlement	659,992	-
Net proceeds from Senior Secured Convertible Notes	3,000,000	-
Loan issue costs, net of amortization	(264,958)	-
Proceeds from other debt borrowings	324,185	320,000
Repayment of other debt borrowings	(625,580)	-
Proceeds from convertible preferred stock	-	527,879
Issuance of common and preferred D stock	465,000	435
Collection of receivable from officer/shareholder	-	100,000
Conversion of stock options and warrants	100,000	-
Net cash provided by financing activities	3,658,639	948,314

Net increase (decrease) in cash	1,086,212	(419,392)
Cash, beginning of period	586,169	1,005,561
Cash, end of period	$1,672,381	$586,169

Reconciliation of net loss to net cash used in operating activities
Net loss	($2,924,961)	($1,585,841)
Bad debt expense	17,754
Depreciation and amortization	444,604	245,303
Other	3,196	55,828
Stock-based compensation	502,899	248,847
Accrued interest income on officer loans	(19,366)	-
Interest received on officer loan	8,573	-
Changes in operating assets and liabilities:
Accounts receivable	(103,576)	(162,326)
Inventories	109,530	(33,941)
Prepaid expenses, deposits and other	15,182	(8,439)
Jackpot reserve deposits	(187,454)	(179,717)
Accounts payable and accrued expenses	62,532	6,136
Progressive jackpot liability	243,083	130,648
	($1,828,004)	($1,283,502)

Noncash investing and financing activities:
Conversion of preferred stock to common stock	$105	-
Issuance of common stock warrants	$239,430	$3,145
Common stock issued in connection with business acquisitions	$400,000	$843,500
Note issued in connection with business acquisition	-	$300,000
Settlement of vacation liability with stock warrants	-	$56,611

Other cash information:
Other supplemental cash flow information	$100,000	-

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Series A	Series C	Series D
	Preferred	Preferred	Preferred	Common	Additional	Due From
	Stock	Stock	Stock	Stock	Paid-In	Officer/
	Par Value	Par Value	Par Value	Par Value	Capital	Shareholder	Deficit

Balances, January 1, 2005	$541	$76	$-	$7,049	$13,852,317	$(320,000)	$(9,625,337)

Net loss	-	-	-	-	-	-	(2,924,961)

Sales of 250,000 shares	-	-	125	125	499,750	-	-

Conversion of warrants	-	-	-	10	9,990	-	-

Conversion of options	-	-	-	180	89,820	-	-

Stock-based compensation	-	-	-	-	444,296	-	-

Salary Adjustments	-	-	-	596	297,437	-	-

Shares issued in connection with
acquisition	-	-	-	400	399,600	-	-

Consulting Fee re Money Raising	-	-	-	-	(35,000)	-	-

Conversion of preferred stock to
common stock	(5)	(20)	-	105	(80)	-	-

Balances, December 31, 2005	$536	$56	$125	$8,465	$15,558,130	$(320,000)	$(12,550,298)

Balances, January 1, 2004	$541	-	-	$6,614	$13,223,695	$(420,000)	$(8,039,496)

Net loss	-	-	-	-	-	-	(1,585,841)

Sale of preferred shares	-	76	-	-	389,460	-	-

Stock-based compensation	-	-	-	435	239,162	100,000	-
Balances, December 30, 2004	$541	$76	-	$7,049	$13,852,317	$(320,000)	$(9,625,337)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

1. Nature of operations and background information

Las Vegas Gaming, Inc. (the Company, or LVGI), is in the business of providing equipment, supplies and casino games for use by its customers in the keno and bingo segments of the gaming industry. During 2005, the Company completed the acquisition (Note 9) of AdLine Gaming. AdLine Gaming provides additional engineering capability and control of the technology behind the promotional version of The Million Dollar Ticket™. The additional engineering capability should also allow us to complete a version of the game, Nevada Numbers™, which may be played from any touch screen video slot machine that operates with ticket in ticket out technology. This acquisition will also allow LVGI to repurpose slot machines in various ways, one of which is to allow them to issue lottery tickets from slot machines. The complete operating results of AdLine Gaming are included in the statement of operations of the Company beginning on the effective dates of the acquisitions. Salaries of AdLine Gaming personnel are included since January 1, 2005.

Notwithstanding this significant acquisition, the Company’s primary mission continues to be the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers™ (NN), Super Bonanza Bingo (SB) and The Million Dollar Ticket™ (TMDT). During the second quarter of 2006 we expect to add Gamblers Bonus Million Dollar Ticket™ in cooperation with the largest slot route operator in Nevada. By the end of 2006, these four games are expected to provide the majority of LVGI revenues.

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

The winner of the Nevada Numbers™ progressive jackpot will be paid the amount of the progressive meter in equal installments over a period of 20 years. The Company, at its sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of December 31, 2005), in the event a discounted value is not paid immediately at the option of the winner, the Company intends to purchase discounted U.S. Treasury securities to meet the obligation for the annual payments. The Company also expects to classify these investments as “held-to-maturity”, to be stated at cost adjusted for the amortization or accretion of any premiums or discounts over the term of the security using the interest method.

In connection with other casino games, the Company collects a royalty for each ticket sold. At the discretion of the Company’s management, insurance to fund jackpots may or may not be purchased. Costs associated with progressive jackpots are recognized as the meter increases. Costs associated with uninsured base jackpots are recognized over time based on “hit” probabilities dictated by the odds of the game and the volume of play. As of December 31, 2005, other games included Super Bonanza Bingo, and The Million Dollar Ticket™. Super Bonanza Bingo is a coverall bingo game with many potential small jackpots and a $100,000 maximum jackpot (with the exception of one location with an insured $500,000 jackpot). The Million Dollar Ticket™ is a regular keno game with a large progressive jackpot.

Sales of bingo and keno equipment and supplies are generally recognized when the products are shipped. Distribution royalties from the placement of electronic bingo devices are recognized over time, based on customer usage. Warranty costs and related liabilities associated with product sales are not material. Fees from equipment maintenance contracts that are sold separately (there are no bundled deliverables) are recognized evenly over the term of the contract. Prior to shipment, equipment and supplies are included in inventories and stated at the lower of cost, as determined on a “first-in first-out” basis, or market.

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
YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

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

Goodwill and other intangible assets. As of the most recent balance sheet date, goodwill consists of the excess of the purchase price over fair value of net assets acquired in connection with acquisitions including AdLine Gaming. Goodwill is evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among others, cash flow and profitability forecasts, including the impact on other operations of the Company.

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

Stock-based compensation. To date, the Company has been utilizing Financial Accounting Standard Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards (Note 6) and uses the Black-Scholes pricing methodology to estimate the fair value of stock and amounts to be expensed as it relates to employee and non-employee stock-based compensation. In December, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share Based Payment. Effective for the Company as of January 1, 2006, SFAS 123R requires certain changes in the way compensation cost related to share based employee compensation transactions is recognized in the financial statements as compared to SFAS No. 123. Management has not yet determined the likely effect of adoption of SFAS 123R on the Company’s future financial statements but does not expect to make any retroactive adjustments.

Advertising. Advertising costs are expensed as incurred and totaled $74,916 and $55,430 for 2005 and 2004, respectively.

Gaming Licenses. Most state gaming licensing agencies require LVGI to deposit varying amounts to fund the agencies’ expenses associated with their investigative licensing procedures. LVGI records these initial transactions as deposits (listed in other assets) on the balance sheet and when notified by the agencies that the funds have been used, the deposit is expensed as a cost of casino games.

Legal defense costs. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in the event of any pending or threatened litigation or other disputed matters but rather, records such as period costs when the services are rendered.

Reclassifications. Certain minor reclassifications to previously reported amounts, have been made to conform to the current year presentation.

3. Jackpot reserve deposits:

At December 31, 2005 and 2004, $4,180,134 and $3,992,680 of the Company’s cash is set aside, placed on deposit and restricted for funding the Company's various jackpot oriented games. Because these funds are to be used to support operations, they are classified as current assets.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

4. Equipment and software:

As of the balance sheet dates presented, equipment and software consist of the following:

	2005	2004
Software	$ 248,911	$ 218,990
Production equipment	1,117,301	951,553
Equipment, furniture, and fixtures	257,936	177,942
	$1,624,148	1,348,485
Less accumulated depreciation	1,010,503	762,490
	$ 613,645	$ 585,995

5. Debt

On March 31, 2006, we refinanced and increased the Company’s bridge financing in the principal amount of $5,000,000 under terms summarized as follows.

Under the new financing arrangement, the Company is obligated to make monthly principal payments beginning in April 2007 of $208,333 (plus additional amounts that may become due upon certain contingencies, for example, the raising of equity financing by the Company) and quarterly payments of $125,000 in financing costs to be recognized appropriately as expense over the loan period beginning July 1, 2006, until paid or converted as below. Under the terms of the note agreement, in lieu of cash, principal payments may be made in the Company’s common stock in specified circumstances, all assets of the Company are pledged as collateral (except those subject to operating leases and the cash attributable to Series A and Series B preferred shares), and the sale of common shares by the Company’s CEO will be restricted for a period of time.

The note is convertible into shares of the Company’s common stock at the option of the noteholder, in whole or in part, at any time (subject to certain limitations). In addition, the Company is obligated under a related agreement to register with the U.S. Securities and Exchange Commission by a certain future date specified therein its shares issuable under the conversion and other features of the note agreement. See Note 12 regarding the issuance of warrants pursuant to the new financing agreement.

In the first quarter of 2006, the refinancing will result in a loss by writing off issuance costs of $190,600 associated with the old bridge financing. The Company will incur new issuance costs in connection with the refinancing.

As permitted under SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced, the refinancing has been given retroactive effect in classifying the bridge financing outstanding at December 31, 2005, and the following table of debt outstanding at December 31, 2005 and 2004, has been prepared based on such reclassification for 2005:

	2005	2004
Senior Secured Convertible Notes,	$ 3,000,000	$ 0
Settlement due third parties	509,992	320,000
Other notes payable	89,605	0
	$3,599,597	320,000
Less amounts due within one year	588,434	320,000
	$ 3,011,163	$ 0

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)
The bridge financing, after giving effect to the refinancing described above, matures as follows: 2006, $588,434; 2007, $1,882,439; and 2008, $1,128,724.

In connection with a 2003 acquisition, the Company, in effect, purchased for $150,000 (included in other assets) an interest in a judgment against American Wagering, Inc. (AWI), until recently operating under the protection of the bankruptcy code. The amount of the judgment has been negotiated to be $1 million. During 2005 and previously, the Company received an interest-free advance of $320,000 and a payment of $340,000 for the release of a lien from a subsidiary of AWI. This subsidiary is not in bankruptcy. The Company repaid the advance when AWI’s plan of reorganization was confirmed early in 2005. The Company agreed to receive the balance of the $1.0 million judgment ($340,000) in installments over two years, plus interest. A substantial portion of the excess payments above $350,000 are payable to the prior shareholders of the acquired entity and/or their creditors under the terms of its acquisition. The settlement payable does not have a specified due date or interest rate associated therewith but is considered to be due on demand and is included in the current portion of long-term debt.

6.  Stockholders' equity (see also Note 13):

Convertible preferred stock. From time to time, pursuant to the registration exemption provided by Section 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D, the Company offers for sale on a registration exempt and best efforts basis shares of preferred convertible stock. During 2005, the Company issued 295,000 shares of common stock pursuant to the exercise of 190,000 options and warrants and the conversion of 105,000 preferred shares. Another 400,000 shares of common stock were issued pursuant to the purchase of AdLine Gaming. Additionally, 125,000 shares of common and 125,000 shares of series D convertible preferred stock were issued pursuant to registration exemption 4(2) of the United States Securities Act of 1933 and Rule 506 of Regulation D. $35,000 in fees was paid associated with these offerings. Also, the Company issued 596,065 shares of its common stock in exchange for certain services provided by non-employees and employees, who agreed to accept common stock for services in lieu of cash compensation.  During 2004, the Company completed its Series B convertible preferred offering by selling 29,600 preferred shares in exchange for $148,000. In 2003, 316,540 preferred shares were issued in exchange for $1,582,700. The Company also issued 400,000 shares of its common stock to the group that provided capital raising services in connection with this offering. An employee of the Company is also a principal in the service provider. Additionally, in 2004, the Company sold 76,000 shares of its Series C convertible preferred stock for $380,000. There were no fees associated with this offering.

Stock warrants and options. The Company has both a qualified and a non-qualified option plan. Since 2000, options have been granted only pursuant to the qualified plan. The plan is administered by the Compensation Committee, which is appointed by the Board of Directors. The exercise price of these options must be no less than the fair market value at the time of the grant and vesting is at the discretion of the plan administrator (appointed by the Compensation Committee), though limited to 10 years. Only employees and board members are qualified to receive options and options cannot exceed 15% of the outstanding common shares.

The Company has, from time to time, granted warrants and/or options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and/or in conjunction with the initial capitalization of the Company and business acquisitions. Under the plan adopted in 2000, options to purchase 10,000 and 180,000 common shares were issued to officers and directors in 2005 and 2004, respectively.

Since there has been no public market for the Company's stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and compensation. The principal assumptions selected to value the options and warrants, using the Black-Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interest rate of 5%, expected option life of 4 to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to approximately $200,000 in 2005 and $250,000 in 2004.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

A summary of option and warrant activity follows:

(1) 1,050,000 of the granted warrants were issued to Camofi pursuant to our July 2005 bridge financing agreement. See Note 12 for additional warrants issued in 2006.

The weighted average exercise prices at December 31, 2005 and 2004 were $2.33 and $2.50 respectively.

The following table summarizes stock options and warrants outstanding at December 31, 2005:

	Shares Reserved for Options and Warrants and Weighted Average Exercise Price Per Share
	2005	2004	Grant date fair value
Beginning balance	3,427,589	2,104,466	-
	$2.50	$ 4.07	-
Granted (1)	1,967,809	1,356,623	$2.00/$1.00
	$1.89	$ 1.32	-
Exercised	(190,000)	(20,000)	-
	$.53	$.50	-
Forfeited	(72,476)	(13,500)	-
	$3.52	$ 3.57	-
Ending balance	5,132,922	3,427,589	-
	$2.33	$ 2.50	-

Exercise Price	Number Outstanding	Average Remaining Life in years	Number Exercisable	Average Remaining Life in years
Qualified options
$1.00	422,623	3.0	325,412	3.1
$2.00	10,000	4.9	10,000	4.9
$3.00	125,900	4.2	125,900	4.2
$4.55	249,000	3.6	189,000	3.5
Warrants
$1.00	1,806,500	2.6	1,555,010	2.5
$1.48	1,050,000	5.0	1,050,000	5.0
$1.75	260,000	2.0	173,316	2.
$2.00	185,000	4.4	118,000	4.0
$2.10	23,809	5.0	23,809	5.0
$3.00	678,508	3.8	341,236	2.7
$4.00	100,000	5.0	100,000	5.0
$4.55	103,827	1.8	202,382	0.9
$5.00	61,500	1.0	61,500	1.0
$6.00	52,255	3.0	41,804	3.0
	5,128,922	3.4	4,317,369	3.3

There are approximately 800,000 options and warrants that have been issued but have not fully vested. Approximately 500,000 of these will vest in 2006, 230,000 in 2007, 60,000 in 2008 and 10,000 in 2009.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
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

Redeemable preferred stock: In 2003, the Company entered into a separation agreement with one of the officer/stockholders. The terms of the agreement included cash payments to the officer/stockholder of $60,000 and the right of the stockholder, under certain conditions, to require the Company to repurchase from him up to 75,000 common shares at prices ranging up to $3.00 per share through June 15, 2005. The value of this option was not material, and therefore, no compensation expense was recorded. The conditions that remain relevant as of December 31, 2005, are: the former officer could require the Company to repurchase up to 75,000 shares at $3 per share or the per share price used to raise the funds if less than $3; the stockholder must apply the entire proceeds to his outstanding note; and, if the Company’s stock is listed on a public exchange, the agreement becomes null and void. As a result of the “put” provision, maximum redemption value of the 75,000 shares, which approximates fair value, net of the related note balance already deducted from stockholders’ equity, has been treated as temporary equity, classified as a liability, pursuant to Emerging Issue Task Force, Topic D-98, and FASB Statement No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and the shares are excluded from the loss per share calculation.

7. Concentrations, commitments and contingencies:

Concentrations. The Company currently generates revenue from approximately 50 different customers, the largest of which constitutes slightly more than 3% of our total revenue. When our promotional version of The Million Dollar Ticket™ is launched in 2006, the Company will acquire a customer with approximately 10% of our sales (Nevada’s largest slot route operator).

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

Historically, the Company has depended on relatively few suppliers for components and programming for certain of its games. However, this dependence has been substantially mitigated as a result of acquisitions, mostly in 2003, and management believes that such other suppliers are sufficiently available so that any disruption of service would be brief and not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

Progressive jackpots. The Company directly and/or indirectly purchases insurance to fund the base progressive jackpots for Nevada Numbers™, Super Bonanza (in some circumstances), Gamblers Bonus Million Dollar Ticket™ and The Million Dollar Ticket™. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company’s liability for progressive jackpots and its gross commitment at December 31, 2005, and related assumptions:

Nevada Numbers™	Progressive Jackpot Liability	Gross Commitment
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 4.60% discount rate, the prevailing 20- year Treasury Bond rate	$ 3,372,291	$ 3,372,291
Less portion insured through: Conventional insurance providers	(2,900,000)	-
Other participants	(236,146)	-
Uninsured portion of base progressive jackpot	236,145	-
Present value at 4.60% of the $1,197,766 increase to the progressive jackpot meter	807,843	807,843
Other Games	180,731	1,180,731
	$ 1,224,719	$ 5,360,865

The effect of any change in the prevailing 20-year Treasury Bond rate is recognized in the period of the change.

Lease commitments. The Company leases office and warehouse space under various non-cancelable operating leases expiring through 2008. The lease agreements require the Company to pay monthly base rent in varying amounts plus common area maintenance charges. Future minimum lease payments under the lease are:

2006	$238,958
2007	$249,133
2008	$259,493
Thereafter	None

Rent expense for 2005 and 2004 was $229,474 and $213,959 respectively.

8. Income taxes:

Because the Company has not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not to occur. Therefore, it has been effectively reduced by a 100% valuation allowance. Net operating loss carryovers for federal income tax reporting purposes total approximately $10,500,000 and expire between 2013 and 2023.

9. Acquisitions:

Effective February 18, 2005, the Company acquired AdLine Gaming Inc (ADL), a developer of digital video technology for the gaming industry. The transaction was valued at $1,178,487 including $500,000 cash, assumption of $278,487 in liabilities, 400,000 shares of the Company’s common stock and warrants to purchase 100,000 shares of the Company’s common stock for $4 a share. This transaction was accounted for in accordance with FASB Statement No. 141, Business Combinations, and resulted in recorded goodwill of $630,335. The purchase price of the ADL acquisition was determined based on the cash (and cash equivalent) consideration exchanged plus the estimated $1 per share value of the Company’s common shares issued, which was based on the conversion feature of the series C convertible preferred stock, the most recent transaction in Company stock.

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

10. Financial instruments:

The Company’s financial instruments consist of cash, jackpot reserve deposits, accounts receivable, accounts payable, and progressive jackpot liability and other accrued expenses. The fair values of these financial instruments, which are short-term and have little or no risk, are considered to have a fair value equal to book value.

11. Segment information. LVGI conducts its operations through three primary business segments, “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one nearly ready to launch. The three games are played in 34 casinos in Nevada and another 19 outside Nevada. LVGI’s games consist of keno style games (Nevada Numbers™ and The Million Dollar Ticket™), and Super Bonanza - a bingo style game. The composition of LVGI’s casino games revenue is about 63% bingo and 37% keno in 2005 compared to approximately 50% and 50% in 2004.

The “Products” segment generates revenues essentially through the sale of keno and bingo supplies and keno equipment. Supplies include paper products, inside/outside tickets, promotional items and ink for bingo daubers. Supplies comprised about 59% of our product sales in 2005 and 2004. Keno system sales comprised 41% and 30% respectively. The Company’s keno equipment is installed in over 70 casinos worldwide; its new Optima system has been installed in 48 casinos worldwide since its launch in late 2004.

The “Other” segment includes revenue from equipment maintenance contracts (43% in 2005 and 42% in 2004); operation of a keno route (26% of revenue in 2005 and 29% in 2004); the distribution of “hand-held” bingo electronics (24% in 2005 compared to 22% in 2004); and, keno route participation agreements (7% in 2005 and 2004). Results for these segments and certain unallocated expenditures for 2005 and 2004 are set forth below:

	2005	2004
Revenues
Casino Games	$ 1,719,753	$ 1,350,840
Product Sales	2,118,032	1,604,568
Other	1,865,585	1,851,620
	$ 5,703,370	$ 4,807,028
Operating income (loss)
Casino Games	$ (227,602)	$ 299,134
Product Sales	683,504	505,590
Other	508,646	485,837
Unallocated	(3,895,033)	(2,933,911)
	$(2,930,485)	$ (1,643,350)

Identifiable assets	2005	2004
Casino Games	$5,809,723	$ 5,013,896
Product Sales	456,634	502,983
Other	496,081	580,841
Unallocated	3,291,383	1,381,034
	10,053,281	$ 7,478,754

Identifiable assets of $7,478,754 and $10,053,281 at December 31, 2004 and 2005 includes recorded goodwill of $955,277 (Note 9) that has not been allocated between Products Sales and Other.

Capital expenditures	2005	2004
Casino Games	$ 94,005	$ 5,432
Product Sales	5,318	14,154
Other	92,852	63,069
Unallocated	90,501	1,549
	$282,676	$ 84,204

LAS VEGAS GAMING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)
12. Subsequent events:

In March 2006, LVGI purchased certain identifiable intangible assets for 700,000 shares of LVGI stock. This purchase gives the Company the rights to use the acquired technology in the home. The Company plans to value these assets and the stock issued in consideration therefore at an estimated fair value of $1,400,000 and to amortize the identifiable intangible assets acquired over a five-year period.

As discussed in greater detail in Note 5, in March 2006 the Company entered into an amended financing arrangement with the noteholder of its Senior Secured Notes due December 2006. The new agreement provides for an additional $2,000,000 in bridge financing proceeds to the Company before transaction costs. In connection with the refinancing, the Company issued an additional warrant to the lender to purchase 1,450,000 shares of the Company’s common stock at $1.48 per share for five years.

13.	Related party transactions:

During the year the Company received legal services from a law firm owned in significant part by a director. In payment for these services the Company issued 50,000 shares of common stock valued at $25,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on matters of accounting, auditing or financial disclosures.

ITEM 8A: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, specifically Mr. Russell Roth, the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names of our officers and directors, their present positions, and some brief information about their background. We do not have a written employment agreement with any of our officers or directors, except John English.

Name	Offices Held
Russell R. Roth	CEO, CFO, & Director
Rich Irvine	Director
Kyleen E. Cane	Director
Stephen Crystal	Director
Sam Johnson	Chief Technical Officer
Zak Khal	President, & Chief Operating Officer
John English	Chief Strategic Officer

Russell R. Roth. Mr. Roth has been Chief Executive Officer, Chief Financial Officer and Chairman of our Company since April 1998. From January 1995 until December 1999, Mr. Roth was the feature writer, editor and co-owner of the Las Vegas Investment Report and has managed portfolios for a few select individuals. From September 1994 to April 1996, he served as President of National Investment & Tax Managers, Inc. From January 1987 to April 1993, Mr. Roth was Chief Financial Officer of Sotheby's Holdings, Inc., an art auction company. At Sotheby's Holdings, Inc., he spearheaded our Company's initial public offering in 1988. From 1983 to 1986, Mr. Roth served as Chief Financial Officer of Cessna Aircraft Company where he coordinated a successful merger of the Company with General Dynamics Corp. From 1974 to 1983, he served in various financial capacities for Rockwell International and the Bendix Corporation. Mr. Roth received his Bachelors of Science in Economics from the University of Kansas in 1968 and his Masters of Business Administration from the University of Michigan in 1973.

Rich Irvine. Mr. Irvine has been a director of Las Vegas Gaming since January 14, 2001. Mr. Irvine is currently retired. Until recently he was Vice President of Sales for Alliance Gaming, a gaming company headquartered in Las Vegas, Nevada. From January 2002 through January 2003 Mr. Irvine was Vice President of Sales for A. C. Coin, a gaming company headquartered in Atlantic City, New Jersey. Mr. Irvine was Executive Vice President of Planning and Development for GameTech from February 1999 through November 2001. Mr. Irvine was President and Chief Operating Officer of Mikohn Gaming Corporation from July 1995 until September 1998. He had served on the Mikohn’s corporate Board of Directors since it became a publicly traded company in late 1993. From 1993 to 1995 Mr. Irvine was Senior Vice President - Marketing and Entertainment for Boomtown, Inc., a Reno-based owner and operator of casino properties in Verdi, Nevada; Las Vegas, Nevada; Biloxi, Mississippi; and New Orleans, Louisiana. From 1991 to 1993 he was Vice President of Marketing for worldwide Walt Disney attractions. His first entry into the gaming industry came as Executive Vice President Worldwide Sales and Marketing for International Game Technology (IGT), a leading manufacturer of gaming machines. During his four-year tenure, IGT’s revenues tripled. Mr. Irvine was co-founder of Aurora Productions. During an eight-year stint there, he was Executive Producer of such films as Heart Like a Wheel, Secret of Nihm and Eddie and the Cruisers, and also the Broadway show “The Suicide”. He also served as President and Chief Operating Officer of Straight Arrow Publishing, owners of Rolling Stone Magazine and as Executive Vice President of Unicorn/ Sovaminco, a U.S. - (former) U.S.S.R. joint venture. He began his career in media sales for Time, Inc. (now Time Warner) after attending the University of Southern California.

Kyleen Elisabeth Cane. Ms. Cane became a director of Las Vegas Gaming on July 5, 2001. From May of 1989 to June of 2001, Ms. Cane was the President and Chief Executive Officer of Tele-Lawyer, Inc., a Nevada Corporation that was acquired in an exchange agreement with Legal Access Technologies, Inc., a publicly reporting company, headquartered in Las Vegas, Nevada. At that time, Ms. Cane became the Chairman of the Board and CEO of Legal Access Technologies and continued in that capacity until December 2004. Ms. Cane also maintains a law practice limited to Securities Law in Las Vegas, Nevada with three other attorneys, under the name Cane Clark, LLP. Cane Clark, LLP provides legal services to the Company from time to time in connection with various securities’ matters. Ms. Cane attended the University of California, Irvine where she graduated top in her class and received a B.A. degree in Economics. She then went on to receive her Juris Doctor degree from the University Of Southern California School Of Law, also receiving high honors. She is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. Ms. Cane has been a Partner with the Newport Beach Law firm of Wellman and Cane, an Associate Professor of Business Law at the University of Hawaii, Chairman of the Department of Financial Economics and Institutions at the University of Hawaii, College of Business, a Professor of law at Whittier College School of Law and Western State University School of Law and has published articles on a broad range of legal topics.

Stephen Crystal. Mr. Crystal became a director in November of 2005. He is the Co-Founder, Vice-Chairman and President of Barrick Gaming, a wholly-owned subsidiary of Barrick Corporation. He has been involved in gaming development and operations in numerous gaming jurisdictions as General Counsel to the Barrick family of businesses since 1993. Barrick Gaming currently owns and operates four casino hotels in downtown Las Vegas with a total of 2,000 rooms, 2,000 employees and $120 million in revenues. Mr. Crystal assisted Barrick in the negotiation and management of its joint venture relationship with Station Casino in its $450 million riverboat/hotel/entertainment complex in Kansas City, Missouri. In addition to Barrick, he has represented numerous other private and public gaming companies and host jurisdictions in numerous gaming projects and transactions throughout the country, including the City of Riverside, Missouri, host to the Argosy Riverboat Casino.

In addition to gaming development and operations, Mr. Crystal, through his involvement in Barrick Corporation, has been involved in the ownership and operation of numerous private companies including a leading provider of extended warranties/service contracts in the wastewater and water treatment industry nationally and internationally; a distributor of water and wastewater equipment globally; and a manufacturer and distributor for pet products and vitamin supplements sold in retail outlets globally.

A former New Hampshire legislator, elected at the age of 20 while still attending school at Dartmouth College, Mr. Crystal has been an active participant in the national political scene having managed many congressional and presidential campaigns, including participation in several national conventions. He has been a partner in one of the mid-west's oldest and most prestigious law firms, Armstrong Teasdale, LLP and he has managed the firm's public law and gaming practices in addition to its offices in the nation's capital. Mr. Crystal has developed a national reputation in spearheading some of the most innovative large-scale public-private redevelopment efforts in the country, with a focus on representing municipalities and private developers in the mid-west and the Washington, D.C. area and nationally. Projects have included a 1,000-acre mixed-use development including 10 million-square-feet of industrial/commercial and retail as well as a 61-acre new urbanism redevelopment with approximately 3 million square feet of residential/retail/commercial.

Mr. Crystal is a member in good standing of the legal bars in the States of Missouri and Kansas and the District of Columbia. He received his undergraduate degree from Dartmouth College and his law degree from American University, Washington College of Law.

Zak Khal. Mr. Khal joined the Company as Vice President of Operations in 2001 and is currently the President and Chief Operating Office. From April 1994 through September 2001, Mr. Khal held a variety of positions with Park Place Entertainment: Director of Operations at Park Place Corporate; Assistant Vice President of Casino Operations and Marketing, Director of Casino Administration at Paris/Bally’s; Games Manager, Casino Administrator and Senior Operations Analyst at Las Vegas Hilton; and Senior Internal Auditor at Hilton Hotels Corporation. Prior to joining Park Place, Mr. Khal held a variety of table games managerial positions at the Rio Hotel and Casino and Aladdin Hotel and Casino. He has extensive experience in the operation, administration and management of all phases of casino operations and was an integral part of the management staff overseeing the development and opening of Paris Las Vegas. Mr. Khal has a Bachelor of Science degree from Oregon State University and a MBA from University of Nevada, Las Vegas.

John English. Mr. English started his career in marketing in 1981 while attending high school. Mr. English began working as a junior copywriter and game developer with the firm McClenahan-Kasday one of the largest privately held direct mail marketing firms in the United States specializing in lottery, contests of skill, and sweepstakes. In late 1983, Mr. English was appointed President of the lottery division within the company called Winners Award Center, which quickly rose to become the top performing division within the firm and encompassed every area of marketing and gaming on a nationwide basis. Mr. English successfully operated Winners Award Center and over the next five years produced game revenues exceeding seventy million dollars. In 1990 Mr. English co-founded a spin off company named Pinpoint Direct Incorporated, a content driven sweepstakes and contest of skill company. Pinpoint grew from four initial employees to over 40 in just two years time and generated revenues of over ten million dollars annually. Mr. English eventually developed several subsidiaries of Pinpoint Direct, which grew to become one of the largest direct mail sweepstakes and gaming providers in the world. During his tenure at Pinpoint, Mr. English also developed and operated several other business ventures ranging from telecommunications distributors and structural development companies to diverse public relations and marketing firms.

In 1995 through 1998, while operating his businesses globally, Mr. English traveled the world as a motivational marketing speaker and appeared at several conventions and seminars teaching about the applications of traditional marketing in a modern day society. During this same timeframe he also created and commissioned the development plans for The Stadium, an 800 room sports themed hotel, casino, and sports complex to be built on the Las Vegas Strip. In 1998 Mr. English split his business into two separate entities and founded Multimedia Enterprises as the gaming content and creative division and Mailworks International as the printing and production division. Mr. English employed over 120 employees and maintained distribution and production offices in Nevada, Arizona, California, New York, Canada and Holland. During his tenure as President and CEO, Multimedia grew to become a leader in the international gaming business and developed a history setting gaming device titled Sports Bet Xpress (SBX). This was the first ever remote sports wagering system in gaming history which was successfully licensed to VirtGame Corporation and United Coin Machine Company, the nation’s largest slot route operator for distribution. Mr. English then went on to develop Gamblers Bonus Million Dollar Ticket™, again the first game of its type to be approved by the Nevada Gaming Control Board and will be distributed throughout 600 gaming locations. After successful partnering ventures with United Coin Machine Company, Caesars Entertainment, Mandalay Bay Group, and Z-Touch Technology, Mr. English left Multimedia Enterprises in September of 2004 to join Las Vegas Gaming Inc.

Sam Johnson. Sam Johnson is considered a serial entrepreneur with a 17-year track record of success. AdLine Network, Sam’s 4th technology start-up, was founded by him and two other cable industry veterans in August 2001. Prior to AdLine Network, Sam founded i2Go in May of 1999, a technology company that designed, developed, and marketed the first interactive wireless digital music media delivery system targeted for the automotive market. In just six months i2Go went from product concept to a finished end-to-end system and a category leadership position with revenues nearing $2MM in the first 12 months the product was available to the market. In 1993 Sam founded Mobile Security Communications, Inc. (later renamed to iFleet, Inc.) a technology company that developed one of the first aftermarket wireless location based systems used for automatic vehicle theft recovery, emergency notification, mobile information services and fleet management similar to today’s well known product OnStar. In 1998 Sam sold his ownership to the companies’ strategic partner as well as to a group of private investors. In 1988 Sam founded Interconnect Design Service, a professional service company providing electronic design consulting services to large commercial and military clients. It is here where Sam gained exposure to a variety of technologies that enabled him to conceive several novel and patented product concepts. In 1993 Sam sold Interconnect Design Services, Inc. to a private investor, bought it back in 1998 and sold it once again to a public company in 2000. Prior to Interconnect Design Services, Inc., Sam began his career in 1987 as a design engineer for the Hitachi Corporation.

Sam has appeared on national and local television news programs such as CNN and WSB-Atlanta as well as being quoted in many newspapers and trade publications including The Wall Street Journal, New York Times, Atlanta Journal and Constitution and The Atlanta Business Chronicle on a variety of high-tech and product related issues. Sam holds three US patents with several pending, in the areas of wireless, telematics, infotainment and digital messaging. Sam obtained his MBA degree in 1999 from Emory University and his Bachelor degree in Engineering Technology in 1987 from New York Institute of Technology.

Terms of Office

Company directors are elected for one-year terms until the next annual general meeting of the shareholders or until removed from office in accordance with company by-laws. Officers are appointed by the Board of Directors and hold office until removed by the Board.

Significant Employees

We have no significant employees other than our officers.

Involvement in Certain Legal Proceedings:

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of our Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and, (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We have an Audit Committee. Our Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to our financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, fees to be paid to our independent auditors and the performance of our independent auditors. The Audit Committee consists of Kyleen Cane, Russ Roth and Richard Irvine.

Code of Ethics Disclosure Compliance

Our Company has a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as described in sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the SEC on April 15, 2005.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Russ Roth, CEO and CFO	0	0	0
Richard Irvine, Director	0	0	0
Kyleen E. Cane, Director	0	0	0
Stephen Crystal, Director	0	0	0
Zak Khal, President and Chief Operating Officer	1	1	0
Sam Johnson, Chief Technical Officer	1	1	0
John English, Chief Strategic Officer	1	1	0

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
					Other	Restricted	Options/
					Annual	Stock	Warrants/	LTIP	All Other
			Salary	Bonus	Compensation	Awarded	SARs	Payouts	Compensation
Name	Title	Year	($)	($)	($)	(#)	(#)	($)	($)
Russell R Roth	Director	2005	133,305	15,000		143,900	0
	Secretary	2004	125,030				160,000
	Treasurer	2003	96,000				0
	CEO, CFO
Zak Khal	President	2005	144,000			100,000	99,000
	COO	2004	144,000				100,000
		2003	144,000				0
John English	CSO	2005	214,965				250,000		20,070
		2004	56,354				0		2,537
		2003	0				0		0
Sam Johnson	CTO	2005	201,375				100,000
		2004	0				0
		2003	0				0

Employment Agreements

On August 15, 2004, we entered into an employment agreement with Mr. John English to serve as our Senior Vice President in charge of strategic business development for a period of five years. Pursuant to the terms of the agreement, Mr. English will earn an annual base salary of $200,000. We have agreed to review Mr. English’s salary each year and increase his salary by no less than the increase in the Consumer Price Index for the prior year or by mutual agreement. Mr. English may also receive annual or periodic bonuses as we determine from time to time. We issued 250,000 warrants to Mr. English to purchase our common stock. Mr. English is entitled to exercise 20% of his warrants annually on the anniversary date of the agreement with an exercise price at the market value of our common stock at the time of the grant. Mr. English is entitled to receive additional equity in the form of performance bonuses calculated as 10% of the EBITDA (Earnings before Interest, Taxes, Depreciation, and Amortization) during the first year revenues achieved from any new business generated by Mr. English.

The agreement will be terminated upon Mr. English’s demise, and may be terminated if Mr. English becomes disabled, for malfeasance, or in the event our stock is publicly traded for a period of twenty consecutive days with a closing sales price of at least $10 per share, and Mr. English has attained a minimum of 500,000 warrants.

Compensation to Directors

Our directors are not currently paid for acting as members of the Board of Directors, other than receiving stock options or warrants, which are issued under our existing stock option plan or otherwise, except for Mr. Russell Roth, our CEO and CFO who receives a salary in his capacity as an officer of our Company. Mr. Roth received options to purchase 160,000 during the year ended December 31, 2004. During the year ended December 31, 2005, he received 26,100 shares of common stock in exchange for a salary reduction and 143,900 shares of common stock for deferred salary. Ms. Cane and Mr. Irvine each received options to purchase 5,000 shares of our common stock for their services during the year ended December 31, 2003, options to purchase 10,000 shares of our common stock for their services during the year ended December 31, 2004, and options to purchase 50,000 shares of our common stock during the year ended December 31, 2005. Mr. Irvine received warrants to purchase 10,000 shares of our common stock for his efforts on our Advisory Board in 2005. Mr. Crystal received options to purchase 10,000 shares of our common stock during the year ended December 31, 2005, and is entitled to a monthly consulting fee of $5,000 (related to his efforts to secure incremental business and raise capital for us) and rights to purchase up to 10% of our outstanding common stock at a 20% discount contingent upon future capital being raised. Mr. Gary Baldwin, our former officer and director received a salary of $30,000 in 2004. Mr. Mark Valenti, a former officer and director received commissions of $19,354, $31,643 and $29,272 for the years 2003, 2004 and 2005, respectively. He also received warrants of 5,000, 10,800 and 121,500 for the years 2003, 2004, and 2005, respectively, as another form of commission.

Summary of Options Grants

The following table sets forth the individual grants of stock options we made during 2005, for the named executive officers:

WARRANT/ OPTION / SAR GRANTS IN LAST FISCAL YEAR
Name	Number of securities underlying warrants / options / SARs granted (#)	Percent of total warrant / options / SARs granted to employees in fiscal year	Exercise or Base price ($ /Sh)	Expiration date
Russell R. Roth	0	0
Zak Khal	99,000	32%	3.00	5/05/2010
John English	0
Sam Johnson	100,000	32%	2.00	9/19/2010

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 8,465,020 shares of common stock issued and outstanding on December 31, 2005.

		Amount of
		beneficial	Percent
Name and address of beneficial owner	Title of class	ownership	of class
Russell R. Roth
4000 West Ali Baba Ln, Suite D
Las Vegas, Nevada 89118	Common	1,165,677	13.77%
Rich Irvine
P O Box 968
Verdi, Nevada 89439	Common	100,000	1.18%
Kyleen Cane			1.70%
3273 East Warm Springs Road
Las Vegas, Nevada 89120	Common	143,500
Stephen Crystal			1.59%
4000 West Ali Baba Ln, Suite D
Las Vegas, Nevada 89118	Common	135,000
Zak Khal			5.29%
4000 West Ali Baba Ln, Suite D
Las Vegas, Nevada 89118	Common	447,670
John English			1.18%
4000 West Ali Baba Ln, Suite D
Las Vegas, Nevada 89118	Common	100,000
Sam Johnson			0.92%
4000 West Ali Baba Ln, Suite D
Las Vegas, Nevada 89118	Common	78,000
			25.63%
All Officers and Directors as a Group
(7 persons)	Common	2,169,847
			5.15%
5% Shareholders
Gary Baldwin	Common	436,333

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties in the past two years has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that, in either case, has or will materially affect us.

•	Director or officer of Las Vegas Gaming Inc.;
•	Proposed nominee for election as a director of Las Vegas Gaming Inc.;
•	Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of Las Vegas Gaming Inc.;
•	Promoter of Las Vegas Gaming Inc.;
•	Relative or spouse of any of the foregoing persons.

1.
In 2001 and 2002, we loaned Messrs. Roth, Maul and Baldwin sufficient funds to exercise all their non-qualified stock options ($610,000) and pay the federal income tax due upon exercise ($38,000). The primary intent of these loans was to allow our Company to increase the number of our issued and outstanding common stock, thereby reducing the percentage ownership of certain shareholders and facilitating and streamlining the license application process in jurisdictions requiring all 5% or greater shareholders to apply. Interest is due on the loans for the first four years. At the end of the fifth year the full amount of the loan is due and payable. In September of 2001 we accepted 39,560 shares of our common stock in exchange for the cancellation of the $180,000 debt Mr. Maul incurred pursuant to the above loan agreement. We also paid Mr. Maul $36,000 in exchange for the cancellation of his option to purchase 12,250 shares of our common stock. During 2004, Mr. Roth paid $100,000 toward his debt.

2.
In 2003, we entered into a separation agreement with Mr. Baldwin wherein Mr. Baldwin received a cash payment of $30,000, contingent future consideration of $30,000 and the right, under certain conditions, to have us repurchase up to 75,000 common shares at prices up to $3.00 per share (see Note 6 to the Consolidated Financial Statements, Stockholders’ equity, Due from officer/stockholder).

3.
Stock Options and Warrants. In 2000, Mr. Roth received options to purchase 21,500 shares of common stock at $3 per share. In 2004 he received another 160,000 stock options at $1 per share. Ms. Cane and Mr. Irvine each received options and/or warrants to purchase 25,000 shares of common stock in 2001 at $3 per share, 5,000 shares of common stock in 2003 at $4.55 per share, 10,000 shares of common stock in 2004 at $1.00 per share and 50,000 shares of common stock at $3 per share in 2005. In 2005, Mr. Crystal received options to purchase 10,000 shares of common stock at $2 per share.

4.     In 2005, we entered into an arrangement to issue common shares to employees in lieu of compensation. The exchange rate was 2 shares of common stock for each $1 of compensation foregone. This resulted in Mr. Roth receiving 26,100 shares, Mr. English receiving 40,000 shares and Mr. Johnson receiving 45,000 shares. In addition, Mr. Roth received 143,900 shares and Mr. Khal received 100,000 shares in exchange for delaying and ultimately canceling market-based salary increases. In addition, Ms Cane received 50,000 shares of common stock in exchange for legal services to our company.

5.     In 2005, we entered into a consulting agreement with JMC Investments, LLC (“JMC Investments”) for a period of two (2) years which commenced on November 1, 2005. Mr. Stephen Crystal, our newly appointed director, is also the owner of JMC Investments. JMC Investments will assist us in designing, developing, and implementing our various strategic business opportunities. Additionally, they will work with us to identify acquisition candidates as well assist us in fulfilling our funding needs. In exchange, we have agreed to pay JMC Investments a monthly compensation of $5,000 ($60,000 annually) and a one time grant of common shares in the amount of 60,000 shares at $2.00 per share 30 days following the completion of the initial equity raise of $4 million for our company. If JMC Investments is able to raise an additional $10,000,000, JMC Investments will be entitled to receive warrants to purchase up to 10% of our outstanding shares of stock at a price 20% below the price per share paid by those investors that contributed the 10,000,000.

ITEM 13.  EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation, as amended
3.2*	Bylaws, as amended
10.1	AdLine Gaming -- Waiver and Release Agreement, dated February 1, 2006
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously included as an exhibit to the registration statement filed on Form 10SB12G on April 17, 2000

ITEM 14.  PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to be billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, including fees for the review of our quarterly reports on Form10-QSB filed during the same periods, were $55,436 and $57,565 respectively.

Audit-Related Fees

The aggregate fees that our auditors billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $14,849 and $1,999 for 2005 and 2004, respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $17,600 and $15,036 for the fiscal years ended December 31, 2005 and 2004.

Other Non-Audit Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $16,264.06 and $1,913 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.

By: /s/ Russell Roth
Russell Roth, CFO, CEO, Principal Executive
and Principal Financial Officer, Secretary, Treasurer and Director
Date: April 14, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Russell Roth
Russell Roth, CFO, CEO, Secretary, Treasurer and Director
Date: April 14, 2006

By: /s/ Rich Irvine
Rich Irvine, Director
Date: April 14, 2006

By: /s/ Kyleen Cane
Kyleen Cane, Director
Date: April 14, 2006

By: /s/ Stephen Crystal
Stephen Crystal, Director
Date: April 14, 2006