Form 10QSB
period 2006-03-31
LAS VEGAS GAMING INC
filed 2006-05-15
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,410,020 shares of Common Stock as of May 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

LAS VEGAS GAMING, INC.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	2006	2005
ASSETS
Current assets
Cash	$1,275,012	$1,672,381
Accounts receivable, net of allowance of $27,516 for 2006 and 2005	551,385	729,590
Inventory	447,633	418,015
Prepaid expenses	170,057	94,750
Jackpot reserve deposits	4,055,207	4,180,134
	6,499,294	7,094,870

Equipment and software, net of accumulated depreciation	581,601	613,645

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of
accumulated amortization of $291,488 and $163,488	2,157,930	833,597
Due from officers, including accrued interest	73,475	68,942
Deferred finance charges	198,719	151,135
Deposits and other	141,865	336,355
	$10,608,161	$10,053,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$456,868	$776,791
Current portion of long-term debt	633,971	588,434
Progressive jackpot liability	1,423,495	1,224,719
	2,514,334	2,589,944

Long-term debt	3,009,302	3,011,163

Conditionally redeemable equity
Common Stock, 75,000 shares	-	25,000
Series B convertible preferred stock, $.001 par, 346,140 shares issued and
outstanding at March 31, 2006 and December 31, 2005	1,730,700	1,730,700
	1,730,700	1,755,700

Stockholders' equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series A: 536,400 shares issued and outstanding at March 31, 2006 and December 31, 2005	536	536
Series C : 56,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	56	56
Series D: 125,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	125	125
Common stock $.001 par, 90,000,000 shares authorized, 9,300,020 and
8,465,020 shares issued and outstanding at March 31, 2006 and December 31, 2005	9,300	8,465
Additional paid-in capital	17,152,401	15,558,130
Less due from officers and stockholders	(320,000)	(320,000)
Deficit	(13,488,593)	(12,550,298)
	3,353,825	2,697,014

	$10,608,161	$10,053,821

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

Revenues
Casino games	$455,733	$407,851
Product sales	454,613	538,112
Other	425,872	512,979
	1,336,218	1,458,942

Costs and expenses
Casino games, net of progressive liability changes of $(87,619)
In 2006 and $(3,205) in 2005	526,871	371,842
Product costs	315,006	361,275
Other	329,560	380,179
	1,171,437	1,113,296

Gross operating income	164,781	345,646

Other operating expenses
Selling, general, and administrative	659,695	580,869
Research and development	202,000	197,169
Depreciation and amortization	147,029	93,907
	1,008,724	871,945

Operating loss	(843,943)	(526,299)

Other income and expense
Finance costs	(141,326)	-
Interest and other income	46,974	165,434

Net loss	$(938,295)	$(360,865)

Net loss per share	$(0.11)	$(0.05)

Weighted average shares outstanding	8,905,020	7,331,455

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006

	Series A	Series C	Series D
	Preferred	Preferred	Preferred	Common	Additional	Due From
	Stock	Stock	Stock	Stock	Paid-In	Officer/
	Par Value	Par Value	Par Value	Par Value	Capital	Shareholder	Deficit

Balances, January 1, 2006	$536	$56	$125	$8,465	$15,558,130	$(320,000)	$(12,550,298)

Net loss							(938,295)

Exercise of warrants and options				60	87,690

Issuance of warrants					82,356

Elimination of conditionally
redeemable equity				75	24,925

Shares issued in connection with
acquisition				700	1,399,300

Balances, March 31, 2006	$536	$56	$125	$9,300	$17,152,401	$(320,000)	$(13,488,593)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Operating activities
Net cash used in operating activities	$(401,728)	$(203,854)

Investing activities
Acquisition of business		(500,000)
Purchase of property and equipment	(39,317)	(20,177)

Net cash used in investing activities	(39,317)	(520,177)

Financing activities
Collections on behalf of others	45,536	660,000
Repayment of other debt borrowings	(1,860)	(320,000)
Other		10,000

Net cash provided by financing activities	43,676	350,000

Net decrease in cash	(397,369)	(374,031)

Cash, beginning of period	1,672,381	586,169

Cash, end of period	$1,275,012	$212,138

Non-cash investing and financing activities

Common stock issued for assets/acquisition	$1,400,000	$400,000
Elimination of conditionally redeemable equity	$25,000
Issuance of warrants	$82,356
Exercise of stock warrants and options	$87,750
Liabilities assumed in business acquisition		$278,487

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, previously filed with the Securities & Exchange Commission, from which the information as of that date, is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

2.  Accounting for Stock-based Compensation.

On January 1, 2006, the Company formally adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, it had accounted for share-based payments under the recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The Company has historically recognized compensation cost based on the grant-date fair value estimated in accordance with FAS 123 and based on vesting periods associated with stock option and warrant grants.

The Company adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated as amounts were deemed insignificant and the Company has accounted for share-based compensation generally under the provisions of FAS 123R.

There was no affect on operations for the quarter ended March 31, 2006 from adopting FAS 123R.

The following tables summarize stock option and warrant activity during the first quarter of calendar 2006 and for calendar year 2005 under all plans:

	Number of Options/Warrants (000s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Options and warrants outstanding at December 31, 2005:	5,133	$2.33	3.4 years	$216,459
Granted	230	2.00	.74 years	N/A
Exercised	(60)	1.46	N/A	N/A
Canceled	(69)	3.16	N/A	N/A
Options and warrants outstanding March 31, 2006:	5,234	2.31	3.2 years	$0
Exercisable at March 31, 2006:	5,059	2.30	2.1 years	$0

	Number of Options/Warrants (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term		Aggregate Intrinsic Value ($000’s)
Options and warrants outstanding at December 31, 2004:	3,428	$2.50	3.4 years	$	N/A
Granted	1,968	1.89	3.4 years	$	N/A
Exercised	(190)	.53	N/A		N/A
Canceled	(73)	3.52	N/A		N/A
Options and warrants outstanding December 31, 2005:	5,133	2.31	3.4 years		$216,459
Exercisable at December 31, 2005	4,948	2.30	3.3 years		$0

There were approximately 672,162 unvested options and warrants at March 31, 2006.

3. Contingencies:

Gaming regulations and licensing. The Company is licensed with eight individual states and several Native American organizations. From time to time, the Company will seek licensure in other gaming jurisdictions to participate in such gaming opportunities. Failure to retain its licenses and to obtain and retain the necessary licenses in other jurisdictions would prevent the Company from fully implementing its business plans and could have an adverse effect on the operating results of the Company.

Progressive jackpots. The Company purchases insurance to fund the base progressive jackpots for its Nevada Numbers™ and The Million Dollar Ticket™ games. Any uninsured portion plus increases to the progressive jackpot are funded through operations. The Company is ultimately liable for the entire jackpot once it is won. The following table illustrates the relationship between the Company’s liability for progressive jackpots and its “Maximum Exposure” at March 31, 2006, and related assumptions:

Nevada Numbers™	Progressive Jackpot Liability	Maximum Exposure
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 4.59% discount rate, the prevailing 20-year Treasury Bond rate	$3,254,169	$3,254,169
Present value at 5.07% of the $1,230,788 increase to the progressive jackpot meter	801,038	801,038
Jackpot reserve deposits	4,055,207	4,055,207
Less portion insured through conventional insurance providers	(2,900,000)
Other games	268,288	1,268,288
	$1,423,495	$5,323,495
As of March 31, 2006, all amounts required to be on deposit for jackpot reserves were on deposit.

4. Acquisition of Rights:

During the three months ended March 31, 2006, the Company issued 700,000 shares of common stock at $2 per share in exchange for the rights to WagerVision from AdLine Network, the same company from which AdLine Gaming was purchased in 2005. The rights purchased allow for “wagering” or “betting” activity to be conducted in the home via AdLine Network technology. The Company is currently amortizing this asset over an estimated useful life of 5 years. Further, the Company will pay AdLine Network 5% of its net revenue (gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights.

In addition, the agreement contained a mutual release of claims to clear any misunderstandings that arose between the parties in connection with this or any prior agreement between the parties.

5. Debt:

In July 2005, the Company obtained $3,000,000 in new financing by issuing Senior Secured Convertible Notes (“notes”). In March 2006, the Company entered into an agreement to refinance the debt. The funding took place in April 2006. Pursuant to Financial Accounting Standards Board Statement No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, debt as of March 31, 2006, has been classified in the balance sheet based on retroactive effect to the April refinancing (Note 7).

6. Net Loss per Share:

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities (approximately 9.3 million shares, excluding the number of shares repurchased with the cash proceeds from the exercise of the warrants and options) such as convertible preferred stock, options and warrants were not included in the diluted net loss calculation because to do so would have been anti-dilutive.

7. Subsequent event:

In April 2006, the Company obtained funding related to the restructured financing arrangement with the holders of its $3,000,000 Senior Secured Notes due December 2006. The restructured financing will increase the indebtedness of the Notes to $5,000,000 and monthly principal payments of $209,333 will begin in March 2007 with quarterly commitment fee payments of $125,000 beginning on July 1, 2006. The notes are convertible into shares of the Company’s common stock at the option of the holder, in whole or in part, at any time and from time to time at a price of $1.345 per share. Additionally, upon the completion of an underwritten offering, 50% of the aggregate principal amount of the notes shall automatically convert into shares of common stock at the lesser of $1.345 or 75% of the effective price per share received by the Company in an underwritten offering. As the completion of an underwritten offering is contingent upon several factors being considered by the Company, and as the Company may decide whether to pursue an underwritten offering, no charge was recorded for the beneficial conversion feature granted to the noteholder in conjunction with this debt.

The Company replaced its previously issued 1,050,000 warrants issued to the noteholders with 2,500,000 and the warrants vest immediately and have a five-year life with an exercise price of $1.48. The value of the warrants is estimated to be approximately $2.1 million and will be expensed over the term of the notes. Additionally, fees of approximately $300,000 have been incurred with the restructured debt, which will capitalized and amortized over the term of the notes. The Company plans to use the net proceeds of approximately $1.7 million for general corporate purposes and funding of additional games. In the second quarter, the Company will charge to expense approximately $190,000 of unamortized loan issue costs associated with the prior financing arrangement in the second quarter of 2006.

8. Segment Information:

The Company conducts its operations through three primary business segments, “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income principally from three games that are played in approximately 37 casinos in Nevada and another 21 outside Nevada. These games consist of keno-style games (Nevada Numbers™ and The Million Dollar Ticket™), and Super Bonanza - a bingo-style game. The composition of the Company’s casino games revenue for the first three months of 2006 was approximately 66% (versus 62% in 2005) from the bingo game and 34% from the keno games. A fourth game (Gambler’s Bonus Million Dollar Ticket™, a game within the PromoNet product line) is soon to be launched and will increase the keno component of the Games segment considerably. A successful trial period lasting 30 days at five locations was completed in August of 2005 and the Company plans to install this game in up to 400 other locations. Currently, the game is set to launch on June 15, 2006.

The “Products” segment generates revenue through the sale of keno, video and bingo equipment and supplies. Supplies include bingo paper, keno paper, race and sports paper and ink. Supplies comprised approximately 63% and 50% of all Product sales for the three months ended March 31, 2006 and 2005, respectively. The Company’s keno equipment is installed in over 70 casinos worldwide.

The “Other” segment includes revenue from equipment maintenance contracts (39% for the three months ended March 31, 2006, compared to 41% for the comparable period in 2005); operation of a keno route (22% of revenue for the three months ended March 31, 2006, and 31% for the comparable period in 2005); the distribution of bingo electronic devices (29% and 21%, respectively, for the three months ended March 31, 2006 and 2005); and, keno route participation agreements (10% and 7%, respectively, for the three months ended March 31, 2006 and 2005). Results for these segments and certain unallocated expenditures for the three months ended March 31, 2006 and 2005 are set forth below:

	2006	2005
Revenues
Casino Games	$455,733	$417,027
Product Sales	454,613	528,936
Other	425,872	512,979
	$1,336,218	$1,458,942
Operating income/(loss)
Casino Games	$(71,138)	$(49,491)
Product Sales	139,606	129,565
Other	96,312	124,530
Unallocated	(1,008,723)	(730,903)
	$(843,943)	$(526,299)

Capital Expenditures
Casino Games	$19,346	$18,185
Product Sales
Other	12,711
Unallocated	7,260	42,992
	$39,317	$61,177

Identifiable assets as of March 31, 2006, and December 31, 2005, are set forth below:

Identifiable assets
Casino Games	$7,088,609	$5,809,723
Product Sales	472,726	456,634
Other	429,802	496,081
Unallocated	2,617,024	3,291,383
	$10,608,161	$10,053,821

Identifiable assets at March 31, 2006, and December 31, 2005 include recorded goodwill of $955,277 at both dates that has not been allocated between Products Sales and Other.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Las Vegas Gaming, Inc. (the “Company” or “LVGI”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-QSB and the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. These historical financial statements may not be indicative of the Company’s future performance.

Overview

We are in the business of developing, marketing and distributing casino games, selling gaming supplies and keno equipment, and providing various related services to the gaming industry. Currently, we have the rights to a number of games, including, “Nevada Numbers™”, “The Million Dollar Ticket™”, “Super Bonanza Bingo” and “Gamblers Bonus Million Dollar Ticket™” (GBMDT).

We have developed keno and bingo style casino games. Our keno style games include Nevada Numbers™and a linked, progressive 10-spot game known as The Million Dollar Ticket™. Our bingo style game, named Super Bonanza, is currently being played in 25 locations in six different states. During 2006, we will continue to expend resources into launching our PromoNet product line (specifically called Gamblers Bonus Million Dollar Ticket™) and PortalVision (and its derivates like Pop-Up Nevada Numbers™). Gamblers Bonus Million Dollar Ticket™ will be operated in cooperation with the largest slot route operator in Nevada. Customers of the slot route operator/establishment owner will be awarded drawing tickets to a promotional jackpot based on predetermined winning slot payout combinations. The slot operator/establishment owner will compensate us for each ticket that is issued. In mid 2005, resources were directed at the testing phase of establishing Gamblers Bonus Million Dollar Ticket™. Efforts in 2006 will focus on launching the game and earning some revenue from it. Pop-up Nevada Numbers™ (a component of the PortalVision product line) is another distribution method for Nevada Numbers™ where slot customers in larger casinos (with unrestricted licenses where keno is approved) can purchase a ticket at any touch screen video slot machine with “ticket in ticket out” technology.

Late in 2004, we completed the engineering of a state-of-the-art keno system (Optima). Initial customer interest has been encouraging and it is anticipated that the sale of keno systems will increase over the next couple of years. With the installation of the new keno equipment, our customers will now be able to avail themselves of several new keno games (Multiplier and Supersize) and services (I-Net) we are offering. Additionally, our bingo electronics supplier recently introduced a new version of its electronic bingo device that should allow our electronic bingo revenue to grow as well.

During the current reporting period, we purchased the rights to WagerVision from AdLine Network for 700,000 shares of our common stock. The rights we purchased allow for “wagering” or “betting” activity to be conducted in the home (“WagerVision”) via AdLine Technologies. Further, we will pay AdLine Network 5% of our net revenue (our gross revenue less the theoretical cost of any pay outs) derived from the purchased rights.

Over the next several months, resources will be directed at launching Gamblers Bonus Million Dollar Ticket™, developing WagerVision, and selling tickets from slot machines via PortalVision. We believe that implementation of all three of these projects will have a significant positive impact on our financial condition.

The vast majority of our sales are generated in Nevada, with the majority coming from the southern part of the state. Looking forward to the next several years, we expect this concentration to increase, as a result of the launch of Portal Vision, PromoNet, and WagerVision. Keno equipment sales are expected to occur to a greater extent outside of Nevada as is the growth from Super Bonanza Bingo.

Results of Operations

Three months ended March 31, 2006 and 2005

Revenues. We conduct our operations through three primary business segments: “Casino Games,” “Products” and “Other.” Please refer to Note 8 of the Consolidated Financial Statements for a description and further analysis of these segments. In general, revenues for the three months ended March 31, 2006, were $1,336,218, a decrease of $122,725 compared with the same period for 2005. The decrease was due to lower Product segment sales and less volume from the Other segment (specifically, Nevada Keno). These decreases were partially offset by an increase in revenue from the Casino Game segment. The prime driver of the increase in the Casino Games segment was the increase in Super Bonanza revenue (nearly $46,000) as we continue to expand this product into other regional areas in the U.S. The significant increase in Super Bonanza revenue (and to a somewhat lesser degree, The Million Dollar Ticket™ in Nevada) was partially offset by the continued slow erosion in Nevada Numbers™ revenue.

Gross operating income. Our gross operating income was $180,865 less than the prior year mainly due to the additional expense of almost $177,000 incurred when the Company’s agreement with Park Place Entertainment expired. With the exception of this additional expense, the combination of the reduction in sales and costs left gross operating income approximately flat year over year. The flat gross operating income was achieved despite the nearly 10% decrease in sales because of generally higher interest rates and the impact these had on the operating expenses of Nevada Numbers™.

Selling, general, and administrative. Our selling, general and administrative expenses for the three months ended March 31, 2006, increased approximately $70,000 compared with the same period for 2005, primarily due to an increase in sales and marketing related expenses ($22,000) , warrant vesting expenses ($40,500), and increased gaming show expenses ($8,000) due to new business development.

Research and development. Our research and development expenses for the three months ended March 31, 2006, increased $8,791 compared with the same period for 2005. This increase was principally due to consulting fees from engineering costs associated with new customer locations.

Depreciation and Amortization. Our depreciation and amortization expenses for the three months ended March 31, 2006, increased $53,122 compared with the same period for 2005. $40,000 of this increase was a result of increased amortization of intangibles associated with acquisitions of AdLine Gaming and WagerVision.

Liquidity and Capital Resources

Historically, we have used more cash in our operations than we generate from revenues and compensate for the shortfall with various forms of financing. Through 2006, we expect to continue this trend. With the infusion of funds from the recent bridge financing from CAMOFI, described below, management feels it has enough cash on hand together with anticipated revenues to operate through

2006. However, in order to properly finance the Company beyond 2006, it is our plan to raise a significant amount of money through a registered offering in the summer of 2006. We plan to use the net proceeds of the underwritten portion of the offering (approximately $30,000,000 before expenses of sale if the entire offering and over allowance is sold) for a number of purposes. Specifically, the money will be for the development and deployment of PortalVision, PromoNet, and WagerVision, as well as to repay CAMOFI and other accumulated debts. At the conclusion of the offering, it is also our plan to begin trading on an organized exchange, although we can give no assurance that this plan will be accomplished.

As of March 31, 2006, we maintained $4,055,207 in jackpot reserve deposits. We are required to maintain cash deposits in conjunction with the operation of certain of our jackpot award games.

Other than any jackpots that might be won by gaming patrons, our most significant capital resource requirement will be due to the planned acquisition of 500 LCD monitors costing approximately $1.0 million associated with the operation of Gamblers Bonus Million Dollar Ticket™. Operation of the game is expected to commence late in the second quarter of 2006.

CAMOFI Master Fund Loan

On March 31, 2006, we entered into a bridge financing agreement in which we would receive $5.0 million in financing. This loan was funded in April 2006. Proceeds were used to retire a $3.0 million loan under a 2005 bridge financing and the remainder to provide for our on-going business purposes. In general, this bridge financing involved the following documents containing the referenced terms:

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

g.
If any Event of Default occurs (as defined in the agreement), the full principal amount of the Note, together with any other amounts owing in respect thereof, to the date of acceleration will become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is 120% of the principal amount of the Note. The term Event of Default includes: failure to pay amounts due under the Note, failure to observe covenants, a default under a material agreement, certain bankruptcy events, a breach of certain representations and warranties, suspension of trading in the Common Stock, a change of control and certain registration related failures.

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

The proceeds of the Note were to be used as follows: $1.0 million to increase our jackpot reserves (if necessary to meet Nevada Gaming Control Board requirements); $3 million to retire the Senior Secured Convertible Notes due December 30, 2006; and the remainder for general corporate purposes.

Net cash used by investing activities in 2005 included the $500,000 consumed in the purchase of AdLine Gaming.

Cash provided by financing activities in 2005 included non-recurring litigation settlement proceeds of approximately $660,000.

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

Goodwill. The Company is organized into reporting units as reflected in the segment information described in Note 1 to the consolidated financial statements. This organization, among other things, enables appropriate goodwill impairment analysis. Since the recorded goodwill relates to recently acquired segments (TWIN and ISI) of our business, and since the operations of such segments are producing significant positive cash flow and operating results, management believes that the fair value of the reporting units exceeds their carrying amounts and, therefore, there is no impairment and no need to compare the carrying value to an “implied fair value” calculation. However, goodwill will continue to be evaluated periodically for impairment as events or circumstances warrant. Such evaluations may include, among other analysis, cash flow and profitability forecasts, including the impact on other operations of the Company. Numerous estimations are required in predicting the future profitability of the related businesses and the marketability of their products within the competitive market; in other words, the businesses’ competitive position and estimated ability to compete. Although operating results continue to improve for the acquired segments, the conservative belief that profitability at past levels at least will continue negates, in management’s opinion, the need for further impairment consideration at this time. Management further believes that the synergy of the acquisitions will continue to have positive effects as well.

Stock-Based Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate (5%) for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since there has been no public market for the Company’s common stock, no volatility factor has been considered in estimating the value of the options and warrants.

For options granted prior to January 1, 2006, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vested method used for expense attribution.

For options granted after January 1, 2006, and valued in accordance with FAS 123R, we will use the straight-line method will be used for expense attribution, and we will estimate forfeitures and only recognize expense for those shares expected to vest.

Three months ended
	March 31, 2006	March 31, 2005
Weighted average assumptions:
Expected stock price volatility	N/A	N/A
Risk-free interest rate	5.0%	5.0%
Expected option lives (in years)	4-10	4-10
Expected dividend yield	N/A	N/A
Estimated fair value of options, net of tax effect	N/A	N/A
Estimated fair value of options per share, net of tax effect	N/A	N/A

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted above. In addition, the requirement is to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Recently Issued Accounting Standards

SFAS 151. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, amending ARB 43 Chapter 4, “Inventory Pricing.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS 151 introduces the concept of “normal capacity” requiring allocation of fixed production overheads to inventory based upon normal capacity of production facilities. Unallocated overhead costs must be expensed in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company anticipates no material impact on its future results of operations, financial position or cash flows as a result of adopting this statement.

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

SFAS 155. In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management has not yet evaluated and determined the likely effect of SFAS 155 on the Company’s future financial statements.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. This evaluation was carried out under the supervision, and with the participation, of the Chief Executive Officer and Chief Financial Officer, Mr. Russell R. Roth. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K:

1.
We issued 760,000 shares of common stock and reclassified 75,000 shares of common stock from conditionally redeemable equity to regular equity. The reclassification occurred because the right to redeem the common stock expired. 700,000 of the common shares were issued pursuant to the acquisition of certain intangible rights from WagerVision and 60,000 common shares were issued pursuant to stock option and warrant exercises.

2.	We issued warrants to purchase 30,000 shares of our common stock with a four-year exercise period at a $2 exercise price to three members of our Advisory Board.
3.	We issued warrants to purchase 200,000 shares of our common stock with a 90-day exercise period at a $2 exercise price pursuant to a severance arrangement.

Item 3.    Defaults upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Las Vegas Gaming, Inc.

Date:	May 15, 2006

By: /s/ Russell R. Roth Russell R. Roth Title: Chief Executive Officer, and Chief Financial Officer and Director