Form 10KSB/A
period 2005-12-31
LAS VEGAS GAMING INC
filed 2006-07-19
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number   000-30375
LAS VEGAS GAMING, INC.
(Name of small business issuer in its charter)

Nevada	88-0392994

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 West Ali Baba, Suite D, Las Vegas, Nevada	89118

(Address of principal executive offices)	(Zip Code)
     Issuer’s telephone number: (702) 871-7111
Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

(Title of each class)

(Title of each class)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year:           $5,703,370
     State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $14,364,686 as of March 31, 2006
     State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	8,540,020 Common Shares as of March 31, 2006
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

1

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-2.3
EX-3.3
EX-3.5
EX-10.2
EX-10.3
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-21.1

EXPLANATORY NOTE: Las Vegas Gaming, Inc., a Nevada corporation, is amending its Annual Report on Form 10-KSB, as originally filed with the Securities and Exchange Commission on April 17, 2006, for the purposes of updating the Exhibit Index to include additional material agreements. This amendment does not include items from the original Form 10-KSB that are not being hereby amended.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits.
     See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB/A, which is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

LAS VEGAS GAMING, INC.
Date: July 18, 2006	By:	/s/ Russell R. Roth
Russell R. Roth, Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer and Chairman (Principal Executive and Financial Officer).

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Russell R. Roth Russell R. Roth	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman (Principal Executive and Financial Officer)	July 18, 2006

/s/ Kyleen Cane	Director	July 18, 2006
Kyleen E. Cane

/s/ Terry Caudill	Director	July 18, 2006
Terry Caudill

/s/ Stephen Crystal	Chief Marketing Officer and Director	July 18, 2006
Stephen Crystal

/s/ Richard H. Irvine	Director	July 18, 2006
Richard H. Irvine

	Director	July , 2006
George Kelesis

3

EXHIBIT INDEX

Exhibit	Document Description	Page

2.1	Agreement and Plan of Merger dated January 14, 2005, among the registrant, AdLine Gaming, Inc. and AdLine Network, LLC, incorporated by reference from the registrant’s Current Report on Form 8-K filed January 24, 2005.	—

2.2.	Agreement and Plan of Merger dated April 30, 2003 among registrant, Las Vegas Twin, Inc., Triple Win in Nevada, Inc. and Robert G. Ducaj, II, John Mulligan, Leta K. Mulligan and Michael Cassidy, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed May 20, 2003.	—

2.3	Stock Purchase Agreement dated June 30, 2002, by and among registrant, Imagineering Systems, Inc., Ron Mach and Alicia Mach and Bill Williams.	**

2.4	Closing Agreement for Stock Purchase dated July 1, 2003 by and among the registrant, Imagineering Systems, Inc., Ron Mach and Alicia Mach and Bill Williams, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed August 19, 2003.	—

3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on April 28, 1998, incorporated by reference from the registrant’s registration statement on Form 10-SB12G/A filed June 19, 2000.	—

3.2	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on June 7, 2000, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed April 12, 2001.	—

3.3	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on December 8, 2005.	**

3.4	Bylaws, incorporated by reference from the registrant’s registration statement on Form 10-SB12G/A filed June 19, 2000.	—

3.5	Amended Bylaws dated as of July 23, 2001.	**

10.1	Stock Option Plan (2000) of Las Vegas Gaming, Inc.	—

10.2	Consulting Agreement dated March 31, 2005 by and between registrant and Michael Shillan/Shillan Co., LLC.	**

10.3	Gamblers Bonus Sweepstakes Agreement dated March 31, 2005 between registrant and United Coin Machine Company.	**

10.4	Securities Purchase Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC, incorporated by reference from the registrant’s Current Report on Form 8-K filed April 7, 2006.	—

10.5	Senior Secured Convertible Note dated March 31, 2006 in favor of CAMOFI Master LDC.	**

10.6	Registration Rights Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	**

10.7	Warrant Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	**

Exhibit	Document Description	Page

10.8	Security Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	**

10.9	Subsidiary Guarantee dated March 31, 2006 between registrant and CAMOFI Master LDC.	**

10.10	Consulting Agreement dated April 1, 2006 between registrant and JMC Investments, L.L.C.	**

10.11	Waiver and Release Agreement dated February 1, 2006 between registrant and AdLine Network, LLC., incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed April 17, 2006.	—

10.12	Assignment Agreement dated July 7, 2006 between registrant and AdLine Network, LLC.	**

10.13	License Agreement dated July 8, 2005 between registrant and Leroy’s Sports and Horse Place.	**

10.14	License Agreement dated July 11, 2005 between registrant and Leroy’s Sports and Horse Place.	**

10.15	Memorandum of Understanding for the Use of PortalVision for Account Wagering between registrant and Computerized Bookmaking Systems, Inc.	**

10.16	Form of Employment Offer.	**

14.1	Code of Business Conduct and Ethics, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed April 15, 2005.	—

21.1	List of Subsidiaries of Registrant.	**

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

**	Filed herewith.