Form 10QSB
period 2006-06-30
LAS VEGAS GAMING INC
filed 2006-08-14
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from:                      to
Commission file number: 000-30375
Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4000 West Ali Baba Lane, Suite D, Las Vegas Nevada 89118

(Address of principal executive offices)
(702) 871-7111

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,359,680 shares of common stock, $.001 par value, as of June 30, 2006
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

LAS VEGAS GAMING, INC.
FORM 10-QSB

PortalVision, PromoVision, SlottoVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks. This report may contain trademarks and trade names of other parties, corporations, and organizations.

— i —

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,672,381	$2,667,155
Accounts receivable, net of allowance of $27,516	729,590	473,499
Inventory	418,015	508,112
Prepaid expenses, deposits and other	66,923	62,876
Jackpot reserve deposits	4,180,134	3,999,473

	7,067,043	7,711,115
Equipment and software, net of accumulated depreciation	613,645	549,388
Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $163,488 and $413,822	833,597	2,035,597
Due from officers, including accrued interest	68,942	—
Deferred finance charges	151,135	226,950
Prepaid expenses, deposits and other	187,401	57,587

	$9,877,040	$11,535,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$776,791	$460,190
Current portion of long-term debt	588,434	1,232,920
Progressive jackpot liability	1,224,719	1,332,309

	2,589,944	3,025,419

Long-term debt	3,011,163	2,650,170

Conditionally redeemable equity
Series A common stock, 75,000 shares	25,000	—
Series B convertible preferred stock, $.001 par, 350,000 shares authorized, 346,140 shares issued and outstanding	1,730,700	1,730,700

	1,755,700	1,730,700

Stockholders’ equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series A: 536,400 shares issued and outstanding	536	536
Series C: 56,000 and 50,000 shares issued and outstanding	56	50
Series D: 125,000 shares issued and outstanding	125	125
Series A common stock $.001 par, 25,000,000 shares authorized, 8,465,020 and 9,359,680 shares issued and outstanding	8,465	9,360
Additional paid-in capital	15,558,130	19,136,521
Deferred compensation	(176,781)	(92,918)
Less stock subscription notes receivable from officers and stockholders	(320,000)	—
Deficit	$(12,550,298)	$(14,924,049)

	2,520,233	4,129,625

	$9,877,040	$11,535,914

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue
Casino games	$394,409	$361,550	$802,260	$817,283
Product sales	644,683	341,998	1,182,795	796,611
Other	438,242	452,230	951,222	878,102

	1,477,334	1,155,778	2,936,277	2,491,996

Costs and expenses
Casino games	674,222	285,536	1,036,888	812,407
Product costs	441,678	241,381	812,128	556,387
Other	310,601	320,793	690,780	650,354

	1,426,501	847,710	2,539,796	2,019,148

Gross operating income	50,833	308,068	396,481	472,848

Other operating expenses
Selling, general, and administrative expenses	553,046	919,377	1,133,916	1,579,072
Research and development	189,878	171,157	387,046	373,157
Depreciation and amortization	112,754	194,682	206,664	341,710

	855,678	1,285,216	1,727,626	2,293,939

Operating loss	(804,845)	(977,148)	(1,331,145)	(1,821,091)
Other income and expense
Finance costs	—	(519,670)	—	(660,997)
Interest income and other	28,117	61,364	193,552	108,337

Net loss	$(776,728)	$(1,435,455)	$(1,137,592)	$(2,373,751)

Net loss per share	$(0.10)	$(0.15)	$(0.15)	$(0.26)

Weighted average shares outstanding	7,652,971	9,397,435	7,442,679	9,129,971

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Series A	Series C	Series D
	Convertible	Convertible	Convertible
	Preferred	Preferred	Preferred	Common	Additional	Due From
	Stock Par	Stock Par	Stock Par	Stock Par	Paid-In	Officer /
	Value	Value	Value	Value	Capital	Stockholder	Deficit
Balances, January 1, 2005	$541	$76	$—	$7,049	$13,852,317	$(320,000)	$(9,625,337)

Net loss	—	—	—	—	—	—	(2,924,961)
Issuance of Series D convertible preferred stock and Series A common stock	—	—	125	125	499,750	—	—
Conversion of warrants	—	—	—	10	9,990	—	—
Conversion of options	—	—	—	180	89,820	—	—
Stock-based compensation	—	—	—	—	444,296	—	—
Series A common stock issued in connection with salary adjustments	—	—	—	596	297,437	—	—
Series A common stock issued in connection with acquisition	—	—	—	400	399,600	—	—
Consulting fee re: money raising	—	—	—	—	(35,000)	—	—
Convertible preferred stock to Series A common stock	(5)	(20)	—	105	(80)	—	—

Balances, December 31, 2005	$536	$56	$125	$8,465	$15,558,130	$(320,000)	$(12,550,298)

Net loss	—	—	—	—	—	—	(2,373,751)
Exercise of warrants and options	—	—	—	60	87,690	—	—
Issuance of warrants	—	—	—	—	2,088,652	—	—
Conversion of conditionally redeemable equity	—	—	—	75	24,925	—	—
Series C convertible preferred stock to Series A common stock	—	(6)	—	30	(24)	—	—
Series A common stock issued in connection with acquisition	—	—	—	700	1,399,300	—	—
Series A common stock issued to consultants	—	—	—	110	219,890
Shares acquired from officer/stockholder	—	—	—	(80)	(242,042)	190,000	—
Payment received from officer/stockholder	—	—	—	—	—	130,000	—

Balances, June 30, 2006	$536	$50	$125	$9,360	$19,136,521	$—	$(14,924,049)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30,
	2005	2006
Operating activities
Net loss	$(1,137,593)	$(2,373,751)
Depreciation and amortization of property	154,332	219,376
Amortization of intangibles and financing costs	52,333	712,068
Stock-based compensation	197,522	173,854
Other	(10,504)	—
Accounts receivable	51,136	256,092
Inventories	(746)	(90,097)
Prepaid expenses, deposits and other	2,945	5,010
Jackpot reserve deposits	(142,073)	180,661
Accounts payable and accrued expenses	10,026	(228,850)
Progressive jackpot liability	137,537	107,590
Deferred compensation	—	37,329

Net cash used in operating activities	(685,085)	(1,000,718)

Investing activities
Purchase of property and equipment	(37,164)	(79,452)
Business acquisition	(500,000)	—
Collection of receivable from officer/shareholder	8,573	25,179
Collection of loan to officer	—	130,000

Net cash provided by (used in) investing activities	(528,591)	75,727

Financing activities
Loan issue costs	—	(167,000)
Proceeds from litigation settlements	226,912	90,486
Net proceeds from Senior Secured Convertible Note	—	2,000,000
Proceeds from other debt borrowings	299,999	—
Repayment of other debt borrowings	—	(3,721)
Issuance of common and preferred stock	100,596	—

Net cash provided by financing activities	627,507	1,919,765

Net increase (decrease) in cash and cash equivalents	(586,169)	994,774
Cash and cash equivalents, beginning of period	586,169	1,672,381

Cash and cash equivalents, end of period	$—	$2,667,155

Non-cash investing and financing activities
Series A common stock issued for assets/acquisition	$400,000	$1,400,000
Liabilities assumed in business acquisition	278,487	—
Elimination of conditionally redeemable equity	—	25,000
Issuance of warrants	—	2,088,652
Exercise of stock warrants and options in payment of accrued bonus	—	87,750
Conversion of Series C convertible preferred stock to Series A common stock	—	30
Series A common stock acquired from officer/shareholder in payment of stock subscription notes receivable	—	242,122
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of operations:
     We are in the business of providing equipment, supplies, and casino games for use by our customers in the keno and bingo segments of the gaming industry. As part of our business, we have acquired various businesses, products, and technologies. Key acquisitions include the following:
•	the April 2003 acquisition of Triple Win in Nevada, Inc., a bingo supply distributor, whereby we acquired bingo equipment and bingo service agreements;

•	the July 2003 acquisition of Imagineering Systems, Inc., a manufacturer of keno equipment and provider of a keno operating system, whereby we acquired keno equipment and the platform for our current keno operating system;

•	the February 2005 acquisition of AdLine Gaming, Inc., a subsidiary of AdLine Network, LLC, whereby we acquired significant technology and engineering talent that supports the PortalVision system and its related applications; and

•	the February 2006 acquisition from AdLine Network, LLC of technology related to the ability to accept wagers through WagerVision from the homes of players.
     The complete operating results of all of our acquisitions are included in our statement of operations beginning on the effective dates of the acquisition.
     Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. We are now focusing our business on our proprietary multimedia delivery system, known as PortalVision, but PortalVision has had no revenue effect on our financial statements to date.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, relating to interim financial statements. Accordingly, certain information normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements and the related notes included within our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, previously filed with the SEC, from which the information as of that date is derived.
     The consolidated financial statements include the accounts of Las Vegas Gaming, Inc., Imagineering Gaming, Inc., our wholly owned subsidiary, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.
     The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Information presented in the notes that is as of June 30, 2005 or 2006, or relates to the interim periods is likewise unaudited. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to the interim financial information rules and regulations of the SEC. The

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
results of operations for the period ended June 30, 2006, are not necessarily indicative of results to be expected for the year ending December 31, 2006.
3. Jackpot Reserve Deposits
     At December 31, 2005 and June 30, 2006, we held aside on deposit cash amounts of $4,180,134 and $3,999,473, respectively, that are restricted by gaming regulators for funding our various jackpot oriented games. We classify these funds as current assets because we use these funds to support operations.
4. Equipment and Software
     Equipment and software consist of the following:

		June 30, 2006
	December 31, 2005	Unaudited
Software	$248,911	$248,911
Production equipment	1,117,301	1,191,150
Equipment, furniture, and fixtures	257,936	263,540

	1,624,148	1,703,601
Less accumulated depreciation	1,010,503	1,154,213

	$613,645	$549,388

5. Debt
     In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI under terms summarized as follows.
     Under the new financing arrangement, we are obligated to make monthly principal payments beginning in April 2007 of $208,333 (plus additional amounts that may become due upon certain contingencies, such as our raising of equity financing) and quarterly payments of $125,000 in financing costs to be recognized appropriately as expense over the loan period beginning July 1, 2006, until paid or converted as described below. Under the terms of the note agreement, in lieu of cash, we may make principal payments in our common stock in specified circumstances; all of our assets are pledged as collateral (except those subject to operating leases and the cash attributable to Series A and Series B convertible preferred stock); and the sale of Series A common shares by our CEO will be restricted for a period of time.
     The note is convertible into shares of our Series A common stock at the option of the noteholder, in whole or in part, at any time, subject to certain limitations. In addition, we are obligated under a related agreement to register with the SEC, by a specified date, shares of Series A common stock issuable under the conversion and other features of the note agreement. We replaced our previously issued warrant to purchase 1,050,000 shares of Series A common stock with a warrant to purchase 2,500,000 shares of Series A common stock. The warrant vested immediately, has a five-year life, and has and exercise price of $1.48, subject to certain conditions. These warrants were valued at $2,088,000 and have been recorded as a discount off of the $5,000,000 face of the note and will be amortized to expense through the life of the note using the interest method. No value was assigned to the registration rights.
     In the second quarter of 2006, the refinancing resulted in a write-off of issuance costs of $190,600 associated with the old bridge financing. We incurred new issuance costs of

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
$167,000 in connection with the refinancing, which was capitalized and amortized over the term of the new bridge financing using the interest method.
     On July 28, 2006, we filed a Form S-1 Registration Statement registering a maximum of 4,646,840 shares of Series A common stock that we are required to register pursuant to the note issued to CAMOFI and 3,125,000 shares of Series A common stock that we are required to register pursuant to the warrant issued to CAMOFI.

		June 30, 2006
	December 31, 2005	Unaudited
Senior Secured Convertible Notes	$3,000,000	$3,196,727
Settlement due third parties	509,992	600,479
Other notes payable	89,605	85,884

	3,599,597	3,883,090
Less amounts due within one year	588,434	1,232,920

	$3,011,163	$2,650,170

     Debt matures as follows: In one year $1,232,920, in two years $2,650,170.
     In connection with our 2003 acquisition of Imagineering Systems, Inc., we, in effect, purchased for $150,000 (included in other assets) an interest in a judgment against American Wagering, Inc., which was until recently operating under the protection of the United States Bankruptcy Code. The amount of the judgment has been negotiated to be $1.0 million. During 2005 and previously, we received an interest-free advance of $320,000 and a payment of $340,000 for the release of a lien from a subsidiary of American Wagering, Inc. This subsidiary is not in bankruptcy. We repaid the advance when the plan of reorganization of American Wagering, Inc., was confirmed early in 2005. We agreed to receive the balance of the $1.0 million judgment ($340,000) in installments over two years, plus interest. A substantial portion of the excess payments above $350,000 are payable to the prior shareholders of the acquired entity and/or their creditors under the terms of its acquisition. The settlement payable does not have a specified due date or interest rate, but is considered to be due on demand and is included in the current portion of long-term debt.
6. Stockholders’ Equity
     From time to time, pursuant to the registration exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, we offer for sale without registration shares of common and preferred stock. For the six months ended June 30, 2006 we issued 60,000 shares of Series A common stock pursuant to the exercise of options and warrants and eliminated 75,000 shares of conditionally redeemable common stock. Also in March, 2006, we issued warrants to purchase 230,000 shares as compensation to a consultant and as severance to an employee. In addition in April 2006, we issued additional warrants to purchase 1,450,000 shares of common stock in connection with our refinancing with CAMOFI Master LDC, or CAMOFI, and issued 110,000 shares of Series A common stock as costs connected to the refinancing. In June 2006, we issued warrants to purchase a total of 20,000 shares of Series A common stock for consulting services rendered.
     In February 2006, we purchased certain technology rights for 700,000 shares of our Series A common stock. This purchase gives us the rights to use the acquired technology for home applications of wagering and betting activity. We plan to value these assets and the stock issued in consideration therefore at an estimated fair value of $1,400,000 and to amortize the identifiable assets acquired over a five year period. See also Note 8.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A certain amount of the proceeds derived from the sale of Series B convertible preferred stock provide jackpot security for two of our game products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B convertible preferred stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either Nevada Numbers or The Million Dollar Ticket then, in each case, each holder of Series B convertible preferred stock will have the right, for 90 calendar days from the date the holders of Series B convertible preferred stock are noticed that such funds are no longer being so used, to sell up to 50% of such holder’s Series B convertible preferred stock to us for $5.00 per share.
     Each share of Series B convertible preferred stock is convertible at any time into Series A common stock at the election of the holders of the Series B convertible preferred stock on a one-to-five basis. Additionally, the holders of Series B convertible preferred stock have the right, at their election, to sell their shares of Series B convertible preferred stock to us for $5.00 per share at anytime beginning July 31, 2008 through and including October 31, 2008.
     Furthermore, at any time after our Series A common stock trades on an exchange, we have the right to purchase shares of Series B convertible preferred stock at 125% of the original purchase price plus an additional 10%, or fraction thereof, of the original purchase price for each year, or fraction thereof, that such shares have been outstanding beyond two years from the initial issue date of such shares. In the event we elect to purchase the Series B convertible preferred stock, the holders of the Series B convertible preferred stock will have the option to sell their shares of Series B convertible preferred stock upon the terms described above or convert their shares into Series A common stock on a one-to-five basis.
     Upon our liquidation, dissolution or winding up, and subject to the priority payment to holders of Series A convertible preferred stock from our jackpot account, holders of Series B convertible preferred stock are entitled to receive $5.00 per share.
     In June 2006, a holder of our Series C convertible preferred stock converted 6,000 shares of Series C convertible preferred stock on a one-to-five basis for 30,000 shares of Series A common stock. We also acquired 80,340 shares of Series A common stock in payment on a note receivable and related accrued interest from a former officer/stockholder amounting to $242,122.
     Stock Warrants and Options. We have both a qualified and a non-qualified option plan. Since 2000, options have been granted only under the qualified plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans. The exercise price of options issued pursuant to the qualified plan cannot be less than the fair value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options. The stock subject to the qualified plan is limited to 1,250,000 shares of Series A common stock.
     We have, from time to time, granted warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions. Under the plan adopted in 2000, warrants to purchase 555,000 shares of Series A common stock were issued to officers and directors during the six months ended June 30, 2006.
     Since there has been no public market for our stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and compensation. In using the Black-Scholes option-pricing model, the principal assumptions selected to

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of 5%, expected option life of four to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to approximately $119,998 and $173,854 the three months and six months ended June 30, 2006, respectively.
     The weighted average exercise price of our options and warrants at June 30, 2006 was $2.21.
     The following table summaries our stock option and warrant activity during the six months ended June 30, 2006:

Beginning Balance, January 1, 2006	5,132,922
$2.33
Granted	3,305,000
$1.77
Exercised	(80,000)
$1.72
Forfeited	(1,555,181)
$2.09
Ending Balance, June 30, 2006	6,802,741

$2.21

     There are approximately 744,000 options and warrants that have been issued, but not vested, at June 30, 2006.
     Due from Officers/Stockholders. During 2004, $100,000 of the amount due from officers/ stockholders was collected. The amounts due from officers/stockholders arose during 2001 from the exercise of non-qualified stock options for the purchase of 630,000 shares of our Series A common stock. Also, during 2001, we loaned $180,000 to a former officer to exercise options to acquire 280,000 shares of Series A common stock and later reacquired from the former officer 39,560 shares in satisfaction of the loan. In addition, the amount due in 2006 from officers included in other assets relates to an advance made prior to the effective date of the Sarbanes-Oxley Act of 2002, plus related accrued interest that is payable annually. These receivables that are deducted from stockholders’ equity were paid in 2006 and bore interest at 4.85% annually.
     Redeemable Preferred Stock. In 2003, we entered into a separation agreement with one of the officer/stockholders. The terms of the agreement included cash payments to the officer/stockholder of $60,000 and the right of the stockholder, under certain conditions, to require us to repurchase from him up to 75,000 shares of Series A common stock at prices ranging up to $3.00 per share through June 15, 2005. The value of this option was not material, and therefore, no compensation expense was recorded. The conditions that remain relevant as of December 31, 2005 are the former officer could require us to repurchase up to 75,000 shares at $3.00 per share or the per share price used to raise the funds if less than $3.00; the stockholder must apply the entire proceeds to his outstanding note; and, if our stock is listed on a public exchange, the agreement becomes null and void. As a result of the “put” provision, maximum redemption value of the 75,000 shares, which approximates fair value, net of the related note balance

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
already deducted from stockholders’ equity, has been treated as conditionally redeemable equity and classified as a liability, pursuant to Emerging Issue Task Force, Topic D-98, and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and the shares are excluded from the loss per share calculation, but was eliminated in 2006.
7. Progressive Jackpots
     We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), Gamblers Bonus Million Dollar Ticket, and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate the relationship between our liability for progressive jackpots and our gross commitment at December 31, 2005 and June 30, 2006, and related assumptions:

	December 31, 2005
	Progressive
	Jackpot	Gross
	Liability	Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.60% discount rate, the prevailing 20-year Treasury Bond rate	$3,372,291	$3,372,291
Less portion insured through: Conventional insurance providers	(2,900,000)	—
Other participants	(236,146)	—
Uninsured portion of base progressive jackpot	236,145	—
Present value at 4.60% of the $1,197,766 increase to the progressive jackpot meter	807,843	807,843
Other Games	180,731	1,180,731

	$1,224,719	$5,360,865

	June 30, 2006
	Progressive
	Jackpot	Gross
	Liability	Commitment
Nevada Numbers
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 5.31% discount rate, the prevailing 20-year Treasury Bond	$3,196,435	$3,196,435
Present value at 5.31% of the $1,256,147 increase to the progressive jackpot meter	803,038	803,038
Less portion insured through: Conventional insurance providers	(2,900,000)	—
Other Games	232,836	1,232,836

	$1,332,309	$5,232,309

     The effect of any change in the prevailing 20-year Treasury Bond rate is recognized in the period of the change.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8. Acquisition of Technology
     In February 2006, we purchased certain technology rights from AdLine Network, LLC, the same company from which we acquired AdLine Gaming, Inc. in 2005, for 700,000 shares of Series A common stock at $2.00 per share. The rights purchased allow for “wagering” or “betting” activity to be conducted in the home. We are currently amortizing this asset over an estimated useful life of five years. Further, we will pay AdLine Network, LLC 5% of our net revenue (gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights. The agreement with AdLine Network, LLC included a mutual release of claims to clear any misunderstandings that arose between the parties in connection with this or any prior agreement between the parties.
9. Segment Information
     We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one nearly ready to launch. The three games are played in 34 casinos in Nevada and another 19 outside Nevada. Our games consist of keno style games (Nevada Numbers and The Million Dollar Ticket), and Super Bonanza, a bingo style game.
     Revenue, operating income (loss) and certain unallocated expenditures for the six months ended June 30, 2005 and 2006 were:

	Six months ended June 30,
	2005	2006
Revenue
Casino Games	$802,260	$817,283
Product Sales	1,182,795	796,611
Other	951,222	878,102

	$2,936,277	$2,491,996

Operating income (loss)
Casino Games	$(234,628)	$4,876
Product Sales	370,667	240,224
Other	260,442	227,748
Unallocated	(1,727,626)	(2,431,806)

	(1331,144)	(1,958,958)

	December 31, 2005	June 30, 2006
Identifiable assets
Casino Games	$5,809,723	$8,008,167
Product Sales	496,080	527,591
Other	456,634	455,122
Unallocated	3,114,603	2,545,034

	$9,877,040	$11,535,914

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Identifiable assets of $9,877,040 and 11,535,914 at June 30, 2005 and 2006, respectively, included recorded goodwill of $955,277 that has not been allocated between Casino Games, Product Sales, and Other.

	June 30,
	2005	2006
Capital expenditures
Casino Games	$94,005	$43,680
Product Sales	5,318	—
Other	92,852	24,914
Unallocated	90,501	10,858

	$282,676	$79,452

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Form 10-KSB for the year ended December 31, 2005. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. These historical financial statements may not be indicative of our future performance.
Overview
     We are a leading supplier of keno and bingo games, systems, and supplies. We are now focusing our business on our proprietary multimedia delivery system, known as PortalVision. Through our PortalVision system, we offer casino, lottery, and slot operators the ability to increase the productivity of their existing gaming machines by delivering wagering opportunities, additional promotions, games, and other content on the existing screens of their gaming machines, such as slot machines, poker machines, and video lottery terminals. Our PortalVision system is flexible and compatible with virtually all gaming machines currently produced by all major manufacturers. As a result, we view every gaming machine as a revenue opportunity for our PortalVision system. Since we plan to offer PortalVision at no capital cost to operators in exchange for a share of revenue and recurring fees for services, we can provide operators with an ability to increase significantly the earning power and functionality of their gaming machines with little or no financial risk.
     We operate in three primary business segments: “Casino Games,” “Products,” and “Other.” The “Casino Games” segment generates revenue from three games: Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. We plan to launch Gamblers Bonus Million Dollar Ticket, a modified version of The Million Dollar Ticket, during the fourth quarter of 2006. Product sales include primarily the sale of bingo paper and ink daubers, keno supplies, and keno and bingo systems. Other revenue consists primarily of service contracts, royalties related to the placement of electronic bingo devices, keno route (Nevada Keno) agreements, and participation agreements with keno operators in Nebraska.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
     PortalVision. The revenue from PortalVision will result from installation fees, activation fees, fees for services, and revenue sharing arrangements. We will recognize installation and activation fees for PortalVision upon installation and recognize the costs associated with the installation (labor and supplies) at that time. We will recognize revenue from the revenue sharing arrangements as earned and recognize maintenance expenses as incurred against the corresponding revenue. Manufacturing costs will be capitalized and depreciated over the life of the asset.
     Casino Games. As wagers are made within our inter-linked systems, we recognize our share of each wager made as revenue. Based on the revenue proceeds, we purchase insurance to fund the base jackpot. We also estimate the cost for any uninsured base jackpot and the expense for any progressive jackpot and, accordingly, establish a liability on our balance sheet as a progressive jackpot liability. For our other casino games, we recognize our share of revenue upon the sale of each ticket. We have the discretion to purchase insurance to fund jackpots. We recognize costs associated with uninsured jackpots as each ticket is sold based on mathematical probabilities dictated by the odds of the game.
     Products. We generally recognize sales of bingo and keno equipment and supplies when the products are shipped. We recognize distribution royalties from the placement of electronic bingo devices over time, based on customer usage. Warranty costs and related liabilities associated with product sales have not been material. We recognize fees from equipment maintenance contracts sold separately (with no bundled deliverables) evenly over the term of the contract. Prior to shipment, we include equipment and supplies in inventories and stated at the lower of cost, as determined on a “first-in first-out” basis, or market.
     Other. We include keno revenue from the operation of a keno route subject to multiple participation agreements in other revenue in an amount equal to the net win from such gaming activities, which is the difference between gaming wins and losses. We reflect amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) as an expense.
Goodwill
     In assessing the recoverability of goodwill and other intangible assets with indefinite lives, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. We are required to assess goodwill for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step determines whether or not impairment has occurred and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by us.
Long-lived Assets
     We are required to assess potential impairments of long-lived assets in accordance with SFAS 144, Accounting for Impairment of Long-lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We write down an impaired asset to its estimated fair value based upon the most recent information available. We generally measure estimated fair market value by discounting estimated future cash flows developed by us. Our long-lived assets primarily include property, plant, and equipment used in operations. We state equipment and software at cost. We compute depreciation using the straight-line method over the useful lives of the assets (three to ten years).
Income Taxes
     We have provided for a full valuation allowance for the tax effects of our net operating losses at June 30, 2005 and 2006.

Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not yet evaluated and determined the likely effect of SFAS 155 on our future financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for 2007. We are currently evaluating the effect that the application of FIN 48 will have on our consolidated results of operation and financial condition and related disclosures.
Results of Operations
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
     Revenue. Casino games revenue for the six months June 30, 2006 increased $15,023, or 1.9%, to $817,283 from $802,260 for the six months ended June 30, 2005. The higher casino games revenue resulted from higher incremental revenue from Super Bonanza Bingo of $42,000 and from the Million Dollar Ticket of $14,000 as a result of more locations playing these games, offset by a decline of $42,000 in Nevada Numbers.
     Product sales for the six months ended June 30, 2006 declined by $386,184, or 32.7%, to $796,611 from $1,182,795 for the six months ended June 30, 2005. Sales for the first six months of 2005 were driven by the new keno operating system, which amounted to $482,000 and declined to $154,000 for the six months ended June 30, 2006 as certain sales planned for the first six months of 2006 will now be consummated later this year. Bingo products sales also declined from $539,000 for the six months ended June 30, 2005 to $478,000 for the six months ended June 30, 2006 as the demand for our bingo products continue to decline.
     Other revenue for the six months ended June 30, 2006 declined by $73,120, or 7.7%, to $878,102 from $951,222 for the six months ended June 30, 2005. Revenue from the keno route agreements declined from $282,000 for the six months ended June 30, 2005 to $202,000 for the six months ended June 30, 2006 as a result of the reduction in the number of casinos on our route from three casinos to two casinos. Revenue from keno service contracts declined from $329,523 for the six months ended June 30, 2005 to $312,191 for the six months ended June 30, 2006 as we had fewer properties to service. Bingo electronics revenue increased from $214,000 for the six months ended June 2005 to $246,000 for the six months ended June 30, 2006.
     Costs and Expenses. Costs and expenses of casino games for the six months ended June 30, 2006 decreased $224,481, or 21.6%, to $812,407 from $1,036,888 for the six months ended June 30, 2005. The decrease resulted primarily from $319,000 less in jackpot expense due to the 103 basis point rise in interest rates, offset by an increase in our insurance costs of $60,000 as a result of the expansion of Super Bonanza in Alabama. As a percentage of revenue, our casino games costs and expenses represented 99.4% of revenue for the six months ended June 30, 2006 compared with 129.2% of revenue for the six months ended June 30, 2005.

     Product costs and expenses for six months ended June 30, 2006 decreased $255,741, or 31.5%, to $556,387 from $812,128 for the six months ended June 30, 2005. The decrease was consistent with the decrease in product sales for the six months ended June 30, 2006 compared with the same period in 2005. Gross margin also decreased from 31.3% for the six months ended June 30, 2005 to 30.2% for the six months ended June 30, 2006 as a result of the mix of products sold and sales to customers that generate lower margins.
     Other costs and expenses for the six months ended June 30, 2006 decreased $40,426 or 5.8% to $650,354 from $690,780 for the six months ended June 30, 2005 consistent with the decline in other revenue. Gross margin also decreased from 27.4% for the six months ended June 30, 2005 to 25.9% for the six months ended June 30, 2006 as a result of sales to customers that generate lower margins.
     Other Operating Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $445,156 or 39.3% to $1,579,072 from $1,133,916 for the six months ended June 30, 2005. As we prepare for the rollout of our new Portal Vision system, we have increased our administrative infrastructure through additional salaries of $274,000 during the six months ended June 30, 2006 versus June 30, 2005. In addition, consulting and professional fees and travel and entertainment expenses have increased by $275,000 and $22,000, respectively, during the six months ended June 30, 2006 versus the same period in 2005. The increase in consulting and professional fees is primarily related to consulting costs associated with the CAMOFI refinancing in April 2006.
     Depreciation and amortization for the six months ended June 30, 2006 increased $135,047 or 65.3% to $341,711 from $206,664 for the six months ended June 30, 2005 as a result of $110,000 incremental amortization of intangibles and $25,000 in additional depreciation of equipment, both resulting from the acquisition of AdLine Gaming, Inc. in February 2005 and the acquisition of additional rights from AdLine Network, LLC in February 2006.
     Finance Costs. We incurred finance cost of $660,997 for the six months ended June 30, 2006 as a result of costs related to our bridge financing with CAMOFI in July 2005 and the refinancing of our bridge financing in April 2006. We did not incur any finance costs for the six months ended June 30, 2005.
     Interest Income and Other. Interest and other income for the six months ended June 30, 2006 decreased by $85,215 or 44.0% to $108,337 from $193,552 for the six months ended June 30, 2005. The decrease was a result of lower cash balances caused by the larger net loss for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.
Liquidity and Capital Resources
Cash
     As of June 30, 2006, we had cash of $2.7 million compared with cash of $1.7 million as of December 31, 2005, excluding jackpot reserve deposits. The $1.0 million increase in cash from December 31, 2005 to June 30, 2006 resulted primarily from the net proceeds of $2.0 million from our bridge financing with CAMOFI, offset, by the $1.0 million increase in net operating cash outflow during the six month period.
Capital Expenditures
     Capital expenditures totaled $79,452 for the six months ended June 30, 2006 compared with $37,164 for the six months ended June 30, 2005. The increase resulted from the purchase of LCD monitors in preparation for the placement of Gamblers Bonus Million Dollar Ticket through United Coin

Machine Company. For the remainder of 2006, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the following:
•	the purchase of LCD monitors associated with the increased placement of Gamblers Bonus Million Dollar Ticket through United Coin Machine Company and

•	the purchase of PCUs for the rollout of our PortalVision System.
Although we purchase LCD monitors on an as needed basis, we anticipate purchasing an additional 200 units in 2006, representing an estimated cost of approximately $190,000. We have placed an order for 2,500 units of our PCUs to be delivered on or about September 30, 2006, representing an estimated cost of approximately $731,000. We believe that we will be able to pay for these capital expenditures from our existing cash balances and funds generated from operations.
Sources of Capital
     We have traditionally relied on various forms of financing in order to sustain our operations. In 2005, we raised $500,000 through private placements of preferred and common stock, received an additional $340,000 from American Wagering, Inc. as part of a settlement agreement, and received $3.0 million in bridge financing from CAMOFI.
     In April 2006, we entered into a bridge financing agreement under which we received $5.0 million in financing from CAMOFI through which we retired the $3.0 million in bridge financing received from CAMOFI in 2005 and used $1.0 million to increase our jackpot reserves. We used the balance to fund our operations. As part of the bridge financing, we issued a senior secured convertible note to CAMOFI due January 1, 2008. The material terms of the CAMOFI note are as follows:
•	the right to prepay, in cash, all or a portion of the CAMOFI note for an amount equal to 115% of the principal amount to be repaid;

•	the obligation to convert 30% of the aggregate principal amount outstanding on the CAMOFI note into shares of Series A common stock at the lesser of $1.345 or 75% of the effective price per share received in any equity financing of at least $10.0 million upon the closing of such financing;

•	the obligation to prepay, in cash, 110% of the aggregate principal amount of the CAMOFI note not converted to Series A common stock upon the closing of any equity financing of at least $10.0 million;

•	for as long as the CAMOFI note is outstanding, we must make quarterly financing fee payments of $125,000 to CAMOFI on July 1, October 1, January 1, and April 1 of each year, which commenced July 1, 2006;

•	on the first business day of each month, commencing on April 2, 2007 and ending upon the full redemption of the note, the mandatory redemption of $208,333 on the CAMOFI note, including other amounts provided in the CAMOFI note upon certain contingencies; and

•	the obligation to repay an amount equal to 120% of the principal amount to be repaid upon the occurrence of an “Event of Default,” which is defined to include the failure to pay any amount due, the failure to observe certain covenants, the default under certain material agreements, the breach of our representations and warranties, a change in control, and the failure to meet our registration obligations.

     At the option of CAMOFI, all or a portion of the CAMOFI note is convertible into shares of Series A common stock at $1.345 per share, subject to certain limitations, including the limitation that the total number of shares of Series A common stock to be issued cannot cause CAMOFI’s ownership of Series A common stock to exceed 4.99% of our issued and outstanding shares of Series A common stock after the issuance. With prior notice of 60 days, CAMOFI may waive this limitation.
     In addition to the terms and conditions of the CAMOFI note, we also entered into the following agreements with CAMOFI:
•	a Warrant Agreement to purchase 2,500,000 shares of our Series A common stock at an exercise price of $1.48 for five years beginning on March 31, 2006, but subject to the limitation that the shares issued upon exercise, together with shares issuable under the CAMOFI note, cannot result in CAMOFI owning more than 4.99% of our issued and outstanding shares of Series A common stock;

•	a Registration Rights Agreement that requires us to file with the SEC by July 29, 2006, and have declared effective by the SEC by September 27, 2006, a registration statement for the offer and sale of 125% of the following:
-	all of the shares of Series A common stock issuable upon conversion of the CAMOFI note assuming all of the CAMOFI note is converted;

-	all shares issuable as amortization payments on the CAMOFI note assuming all permissible amortization payments are made in shares of Series A common stock and the CAMOFI note is held until maturity;

-	all of the shares of Series A common stock issuable upon exercise of the Warrant Agreement;

-	any securities issued or issuable upon any stock split, dividend, or other distribution recapitalization, or similar event with respect to the foregoing; and

-	any additional shares issuable in connection with any anti-dilution provision in the CAMOFI note or Warrant Agreement.
•	a Security Agreement that secures the repayment of the CAMOFI note and our performance under the related agreements and grants to CAMOFI a security interest in our assets, including all goods, all contract rights and intangibles, all accounts, documents, letter-of-credit rights, instruments and chattel paper, all commercial tort claims, all deposit accounts and cash, excluding cash tied to jackpot requirements, all investment property, all supporting obligations, all filed, records, books of account, business papers and computer programs, and all products and proceeds of the forgoing collateral.

•	a Subsidiary Guarantee that obligates our subsidiaries to guarantee our performance under the CAMOFI note and related agreements.

•	a Lock-Up Agreement that restricts Russell R. Roth from selling his shares of Series A common stock for a period of six months following the effective date of the registration statement.
     Pursuant to the Registration Rights Agreement associated with the CAMOFI note, we filed a registration statement on behalf of CAMOFI for a maximum of 7,771,842 shares of Series A common stock with the SEC on July 28, 2006.

Outlook
     Historically, we have used more cash in our operations than we generated. As a result, we have sustained our operations through various forms of financing. We believe that our existing cash balances, together with funds from operations, will be sufficient to fund our anticipated working capital requirements and our business expansion plans through the third quarter of 2006.
     In order to sustain our operations, we will be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. We may be unable to secure such funding, if needed, and such financing may not be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants. Failure to generate sufficient revenue or to raise capital when needed could have an adverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.
Off Balance Sheet Financing
     We do not have any off balance sheet financing.
Qualitative and Quantitative Disclosures about Market Risk
     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.
Item 3. Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision, and with the participation, of Russell R. Roth, our Chief Executive Officer and our then Chief Financial Officer. Based on this evaluation, Mr. Roth concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.
     We also evaluated changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision, and with the participation, of Mr. Roth. Based on this evaluation, Mr. Roth concluded that there have been no significant changes in internal controls or in other factors that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

     Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Because the design of a control system is based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates, beneficial holders of 5% or more of our voting securities or security holders are a party adverse to us or have a material interest adverse to us.
Item 2. Unregistered Sales of Equity Securities.
     During the three months ended June 30, 2006, we issued the following unregistered securities:
1.	In April 2006, in connection with our bridge financing, we issued to CAMOFI Master LDC warrants to purchase 2,500,000 shares of our Series A common stock at an exercise price of $1.48 per share, subject to adjustment, and a $5.0 million senior secured convertible note convertible into Series A common stock at $1.345 per share, subject to adjustment. The warrant and the note replaced a previously issued warrant to purchase 1,050,000 shares of our Series A common stock and a $3.0 million senior secured convertible note.

2.	In April 2006, we issued 60,000 shares of Series A common stock to one individual upon the exercise of outstanding warrants and options.

3.	In April 2006, we issued an aggregate of 110,000 shares of Series A common stock to two consultants in consideration for services rendered.

4.	In May 2006, we issued warrants to purchase an aggregate of 35,000 shares of Series A common stock at an exercise price of $2.00 per share to two employees as consideration for services rendered.

5.	In June 2006, we issued 30,000 shares of Series A common stock to one investor upon conversion of 6,000 shares of Series C convertible preferred stock at a ratio of five shares of Series A common stock for one share of Series C convertible preferred stock. We issued the shares of Series A common stock in reliance upon Section 3(a)(9) of the Securities Act of 1933 as an exchange by an issuer with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

6.	In June 2006, we issued warrants to purchase an aggregate of 20,000 shares of Series A common stock at an exercise price of $3.00 per share to two directors for board compensation.

7.	In June 2006, we issued warrants to purchase an aggregate of 500,000 shares of Series A common stock at an exercise price of $3.00 per share to two officers as an inducement to employment.

8.	In June 2006, we issued 700,000 shares of Series A common stock to 12 members of AdLine Network, LLC as consideration for a general waiver and release and the acquisition of additional rights to technology in February 2006.

9.	In June 2006, we issued warrants to purchase an aggregate of 20,000 shares of Series A common stock at an exercise price of $3.00 per share to two consultants for services rendered.
     Unless otherwise noted, the offers, sales, and issuances of the securities described in paragraphs above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance of securities to the recipients did not involve a public offering. In addition, unless otherwise indicated, we did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 14, 2006, we held our Annual Meeting of Shareholders at which four directors were elected or re-elected for terms expiring in 2007 or until their successors are elected and qualified.

			Abstentions/Broker
	For	Against/Withheld	Non-Votes
Russell R. Roth	4,502,461	157,400	—
Richard H. Irvine	4,502,461	157,400	—
Kyleen A. Cane	4,502,461	157,400	—
Stephen A. Crystal	4,502,461	157,400	—
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits
     The exhibits to this Form 10-QSB are listed in the Exhibit Index to this Form 10-QSB and are incorporated by reference herein.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date: August 14 , 2006	By:	/s/ Russell R. Roth

Russell R. Roth
	Its:	Chief Executive Officer, Chairman and Secretary (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Document Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002