Form 10QSB
period 2006-09-30
LAS VEGAS GAMING INC
filed 2006-11-14
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from:                      to
Commission file number: 000-30375
Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada 89118
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,769,680 shares of common stock, $.001 par value, as of September 30, 2006
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

LAS VEGAS GAMING, INC.
FORM 10-QSB

PortalVision, PromoVision, SlottoVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks. This report may contain trademarks and trade names of other parties, corporations, and organizations.

— i —

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS
Current assets
Cash	$1,672,381	$2,029,679
Accounts receivable, net of allowance of $27,516 and $9,096	729,590	438,093
Inventories	418,015	478,148
Prepaid expenses, deposits and other	66,923	528,707
Jackpot reserve deposits	4,180,134	4,159,198

	7,067,043	7,633,825
Equipment and software, net of accumulated depreciation	613,645	813,264
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $163,488 and $537,155	833,597	1,932,263
Due from officers, including accrued interest	68,942	—
Other long term assets	338,536	203,924

	$9,877,040	$11,538,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$776,791	$999,486
Current portion of long-term debt	588,434	1,902,222
Progressive jackpot liability	1,224,719	1,597,362

	2,589,944	4,499,070

Long-term debt	3,011,163	2,308,038

Conditionally redeemable equity
Series A common stock, $.001 par, 75,000 shares	25,000	—
Series B convertible preferred stock, $.001 par, 350,000 shares authorized, and 346,140 shares issued and outstanding	1,730,700	1,730,700

	1,755,700	1,730,700

Stockholders’ equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series A: 2,000,000 shares authorized, and 536,400 shares issued and outstanding	536	536
Series C: 100,000 shares authorized, and 56,000 and 50,000 shares issued and outstanding	56	50
Series D: 125,000 shares authorized, and 125,000 shares issued and outstanding	125	125
Common Stock, $.001 par, 90,000,000 shares authorized:
Series A: 25,000,000 shares authorized, and 8,465,020 and 9,769,680 shares issued and outstanding	8,465	9,770
Common Stock: 65,000,000 shares authorized and no shares outstanding	—	—
Deferred compensation	(176,781)	(85,573)
Additional paid-in capital	15,558,130	19,683,611
Less due from officers and stockholders	(320,000)	—
Deficit	$(12,550,298)	$(16,607,774)

	2,520,233	3,000,745

	$9,877,040	$11,538,553

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenue
Casino games	$434,515	$392,064	$1,236,775	$1,209,347
Product sales	557,548	375,205	1,740,343	1,171,816
Other	447,063	442,144	1,398,285	1,320,246

	1,439,126	1,209,413	4,375,403	3,701,409

Costs and expenses
Casino games	476,076	472,560	1,514,915	1,284,967
Product costs	368,925	245,755	1,179,103	802,142
Other	313,434	394,590	1,003,577	1,044,944

	1,158,435	1,112,905	3,697,595	3,132,053

Gross operating income	280,691	96,508	677,808	569,356

Other operating expenses
Selling, general, and administrative	1,063,774	933,933	2,198,326	2,513,005
Research and development	196,756	274,360	583,802	647,517
Depreciation and amortization	117,220	203,606	323,884	545,317

	1,377,750	1,411,899	3,106,012	3,705,839

Operating loss	(1,097,059)	(1,315,391)	(2,428,204)	(3,136,483)
Other income and expense
Finance costs	(70,678)	(449,777)	(64,542)	(1,110,775)
Interest and other income	32,120	81,444	219,535	189,782

Net loss	$(1,135,617)	$(1,683,724)	$(2,273,211)	$(4,057,476)

Net loss per share	$(0.14)	$(0.18)	$(0.29)	$(0.44)

Weighted average shares outstanding	8,270,020	9,474,680	7,771,095	9,244,884

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Series A	Series C	Series D
	Convertible	Convertible	Convertible
	Preferred	Preferred	Preferred	Common		Additional	Due From
	Stock Par	Stock Par	Stock Par	Stock Par	Deferred	Paid-In	Officer /
	Value	Value	Value	Value	Compensation	Capital	Stockholder	Deficit
Balances, January 1, 2006	$536	$56	$125	$8,465	(176,781)	$15,558,130	$(320,000)	$(12,550,298)

Net loss	—	—	—	—	—	—	—	(4,057,476)
Exercise of warrants and options	—	—	—	470	—	634,780	—	—
Issuance of warrants	—	—	—	—	—	2,088,652	—	—
Vesting of warrants	—	—	—	—	91,208	—	—	—
Elimination of conditionally redeemable Series A common stock	—	—	—	75	—	24,925	—	—
Series C preferred stock converted to Series A common stock	—	(6)	—	30	—	(24)	—	—
Series A common stock issued in connection with acquisition	—	—	—	700	—	1,399,300	—	—
Series A common stock issued to consultants	—	—	—	110	—	219,890
Series A common stock acquired from officer/stockholder	—	—	—	(80)	—	(242,042)	190,000	—
Payment received from officer/stockholder	—	—	—	—	—	—	130,000	—

Balances, September 30, 2006	$536	$50	$125	$9,770	$(85,573)	$19,683,611	$—	$(16,607,774)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2006
Operating activities
Net loss	$(2,273,211)	$(4,057,476)
Depreciation and amortization of leasehold improvements	187,961	545,316
Amortization of financing costs	137,693	914,513
Stock-based compensation	204,866	243,673
Other	(20,540)	771
Changes in operating assets and liabilities:
Accounts receivable	(55,711)	291,497
Inventories	19,107	(60,133)
Prepaid expenses, deposits and other	(241,953)	(446,175)
Jackpot reserve deposits	(168,395)	20,936
Accounts payable and accrued expenses	161,735	310,445
Progressive jackpot liability	109,230	372,643

Net cash used in operating activities	(1,939,218)	(1,863,990)

Investing activities
Purchase of property and equipment	(191,107)	(423,601)
Acquisition of intangible assets	(500,000)	(20,000)
Collection of receivable from officer/stockholder	8,573	25,179
Collection of loan to officer	—	130,000
Exercise of warrants for Series A common stock	214,680	547,500

Net cash provided by (used for) investing activities	(467,854)	259,078

Financing activities
Proceeds from litigation settlements	780,039	134,790
Net proceeds from Senior Secured Convertible Notes	2,595,000	2,000,000
Loan issue costs	—	(167,000)
Proceeds from other debt borrowings	299,999	—
Repayment of other debt borrowings	(521,860)	(5,580)
Issuance of Series A common and preferred stock	340,106	—

Net cash provided by financing activities	3,493,284	1,962,210

Net increase in cash and cash equivalents	1,086,212	357,298
Cash and cash equivalents, beginning of period	586,169	1,672,381

Cash and cash equivalents, end of period	$1,672,381	$2,029,679

Non-cash investing and financing activities
Series A common stock issued for assets/acquisition	$400,000	$1,400,000
Liabilities assumed in business acquisition	278,487	—
Equipment and software acquired in business acquisition	39,675	—
Elimination of conditionally redeemable equity	—	25,000
Issuance of warrants	82,677	2,088,652
Exercise of stock warrants and options	—	87,750
Conversion of Series C preferred stock to Series A common stock	—	30
Series A common stock acquired from officer/stockholder	—	(242,122)
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
     Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. Although we have recently focused our business on our proprietary multimedia delivery system, known as PortalVision, PortalVision has not had a significant revenue effect on our financial statements to date.
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
     The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Information presented in the notes that is as of September 30, 2005 or 2006, or relates to the interim periods is likewise unaudited. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to the interim financial information rules and regulations of the SEC. The

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
results of operations for the period ended September 30, 2006, are not necessarily indicative of results to be expected for the year ending December 31, 2006.
3. Jackpot Reserve Deposits
     At December 31, 2005 and September 30, 2006, we held aside on deposit cash amounts of $4,159,198 and $4,180,134 respectively, that are restricted by gaming regulators for funding our various jackpot oriented games. We classify these funds as current assets because we use these funds to support operations.
4. Equipment and Software
     Equipment and software consist of the following:

		September 30, 2006
	December 31, 2005	Unaudited
Software	$248,911	$399,396
Production equipment	1,117,301	1,346,138
Equipment, furniture, and fixtures	257,936	287,286
Leasehold improvements	—	14,929

	1,624,148	2,047,749
Less accumulated depreciation and amortization	1,010,503	1,234,485

	$613,645	$813,264

5. Debt
     In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI Master LDC, or CAMOFI, under terms summarized as follows.
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
     The note is convertible into shares of our Series A common stock at the option of the noteholder, in whole or in part, at any time, subject to certain limitations. In addition, we are obligated under a related agreement to register with the SEC, by a specified date, shares of Series A common stock issuable under the conversion and other features of the note agreement. We replaced our previously issued warrant to purchase 1,050,000 shares of Series A common stock with a warrant to purchase 2,500,000 shares of Series A common stock. The warrant vested immediately, has a five-year life, and has an exercise price of $1.48, subject to certain conditions. These warrants were valued at $2,088,000 and have been recorded as a discount off of the $5,000,000 face of the note and will be amortized to expense through the life of the note using the interest method. No value was assigned to the registration rights.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In the second quarter of 2006, the refinancing resulted in a write-off of issuance costs of $190,600 associated with the old bridge financing. We incurred new issuance costs of $167,000 in connection with the refinancing, which was capitalized and amortized over the term of the new bridge financing using the interest method.
     On July 28, 2006, we filed a Form S-1 Registration Statement registering a maximum of 4,646,840 shares of Series A common stock that we are required to register pursuant to the note issued to CAMOFI and 3,125,000 shares of Series A common stock that we are required to register pursuant to the warrant issued to CAMOFI. Pursuant to a waiver provided by CAMOFI, we are required to cause the registration statement to be effective by December 26, 2006.

		September 30, 2006
	December 31, 2005	Unaudited
Bridge financing	$3,000,000	$3,481,455
Settlement due third parties	509,992	644,782
Other notes payable	89,605	84,023

	3,599,597	4,210,260
Less amounts due within one year	588,434	1,902,222

	$3,011,163	$2,308,038

     Debt matures as follows: In one year $1,902,222, in two years $2,308,038.
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
6. Stockholders’ Equity
     From time to time, we issue shares of common stock and preferred stock through transactions that do not constitute sales under the Securities Act of 1933, or the Securities Act, or pursuant to the registration exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. For the nine months ended September 30, 2006, we issued 60,000 shares of Series A common stock pursuant to the exercise of options and warrants and eliminated 75,000 shares of conditionally redeemable Series A common stock. Also in March, 2006, we issued warrants to purchase 230,000 shares as compensation to a consultant and as severance to an employee. In addition in April 2006, we issued additional warrants to purchase 1,450,000 shares of Series A common stock in connection with our refinancing with CAMOFI and issued 110,000 shares of Series A common stock as costs connected to the refinancing. In June 2006, we issued warrants to purchase a total of 20,000 shares of Series A common stock for consulting services rendered.

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
     In the event of our liquidation, dissolution or winding up, and subject to the priority payment to holders of Series A convertible preferred stock from our jackpot account, holders of Series B convertible preferred stock are entitled to receive $5.00 per share.
     In June 2006, a holder of our Series C convertible preferred stock converted 6,000 shares of Series C convertible preferred stock on a one-to-five basis for 30,000 shares of Series A common stock. We also acquired 80,340 shares of Series A common stock in payment on a note receivable and related accrued interest from a former officer/stockholder amounting to $242,122.
      See also Note 8.
     Stock Warrants and Options. We have both a qualified and a non-qualified stock option plan. Since 2000, options have been granted only under the qualified plan and there are no options presently outstanding under the nonqualified plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans. The exercise price of options issued pursuant to the qualified plan cannot be less than the fair value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options. The stock subject to the qualified plan is limited to 1,250,000 shares of Series A common stock.
     We have, from time to time, granted warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
capitalization of our company and business acquisitions. Warrants to purchase 555,000 shares of Series A common stock were issued to officers and directors during the nine months ended September 30, 2006.
      Prior to 2006, we utilized Financial Accounting Standard Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards (Note 6) and used the Black-Scholes pricing methodology to estimate the fair value of stock and amounts to be expensed as it related to employee and non-employee stock-based compensation. Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share Based Payment (SFAS 123R), using the modified-prospective-transition method, which requires no retroactive adjustments. There was no effect on operations for the three months and nine months ended September 30, 2006, from adopting FAS 123R.
     Since there has been no public market for our stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and compensation. In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of 5%, expected option life of four to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to approximately $7,345 and $243,673 for the three months and nine months ended September 30, 2006, respectively.
     The following table summaries our stock option and warrant activity during the nine months ended September 30, 2006:

Beginning Balance, January 1, 2006	5,132,922
$2.33
Granted	3,324,000
$1.77
Exercised	(510,000)
$1.40
Forfeited	(1,560,681)
$2.09
Ending Balance, September 30, 2006	6,386,241

$2.18

     The weighted average exercise price of our options and warrants at September 30, 2006 was $2.18 per share and there are approximately 652,000 options and warrants that are outstanding, but have not vested, at September 30, 2006.
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
     Redeemable Preferred Stock. In 2003, we entered into a separation agreement with an officer/stockholder. The terms of the agreement included cash payments to the officer/stockholder of $60,000 and the right of the stockholder, under certain conditions, to require us to repurchase from him up to 75,000 shares of Series A common stock at prices ranging up to $3.00 per share through June 15, 2005. The value of this option was not material, and therefore, no compensation expense was recorded. As a result of the “put” provision, maximum redemption value of the 75,000 shares, which approximates fair value, net of the related note balance already deducted from stockholders’ equity, has been treated as conditionally redeemable equity and classified as a liability, pursuant to Emerging Issue Task Force, Topic D-98, and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Both Liabilities and Equity, and the shares are excluded from the loss per share calculation. A settlement was reached with this former officer in 2006 and the conditionally redeemable equity was eliminated.
7. Progressive Jackpots
     We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), Gamblers Bonus Million Dollar Ticket, and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate the relationship between our liability for progressive jackpots and our gross commitment at December 31, 2005 and September 30, 2006, and related assumptions:

	December 31, 2005
	Progressive
	Jackpot	Gross
	Liability	Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.60% discount rate, the prevailing 20-year Treasury Bond rate	$3,372,291	$3,372,291
Less portion insured through conventional insurance providers	(2,900,000)	—
Other participants	(236,146)	—
Uninsured portion of base progressive jackpot	236,145	—
Present value at 4.60% of the $1,197,766 increase to the progressive jackpot meter	807,843	807,843
Other Games	180,731	1,180,731

	$1,224,719	$5,360,865

	September 30, 2006
	Progressive
	Jackpot	Gross
	Liability	Commitment
Nevada Numbers
Present value of $5,000,000 base progressive jackpot, payable in 20 equal annual installments using a 4.84% discount rate, the prevailing 20-year Treasury Bond	$3,311,116	$3,311,116
Present value at 4.84% of the $1,280,659 increase to the progressive jackpot meter	848,082	848,082
Less portion insured through conventional insurance providers	(2,900,000)	—
Other Games	338,164	1,338,164

	$1,597,362	$5,497,362

     The effect of any change in the prevailing 20-year Treasury Bond rate is recognized in the period of the change.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8. Acquisition of Technology
     In February 2006, we purchased certain technology rights from AdLine Network, LLC, the same company from which we acquired AdLine Gaming, Inc. in 2005, for 700,000 shares of Series A common stock at an estimated fair value of $2.00 per share. The rights purchased allow for wagering activity to be conducted in the home. We are currently amortizing this asset over an estimated useful life of five years. Further, we are obligated to pay AdLine Network, LLC 5% of our net revenue (gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights. The agreement with AdLine Network, LLC included a mutual release of claims to clear any misunderstandings that arose between the parties in connection with this or any prior agreement between the parties.
9. Segment Information
     We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from the operation of three games with a fourth one nearly ready to launch. The three games are played in 28 casinos in Nevada and another 21 outside Nevada. Our games consist of keno style games (Nevada Numbers and The Million Dollar Ticket), and Super Bonanza, a bingo style game.
     Revenue, operating income (loss) and certain unallocated expenditures for the nine months ended September 30, 2005 and 2006 were:

	Nine months ended September 30,
	2005	2006
Revenue
Casino Games	$1,236,775	$1,209,347
Product Sales	1,740,343	1,171,816
Other	1,398,285	1,320,246

	$4,375,403	$3,701,409

Operating income (loss)
Casino Games	$(278,140)	$(75,620)
Product Sales	561,240	369,674
Other	394,708	275,302
Unallocated	(3,106,012)	(3,705,839)

	$(2,428,204)	$(3,136,483)
     Identifiable assets of $9,877,040 and 11,538,553 at December 31, 2005 and September 30, 2006, respectively, included recorded goodwill of $955,277 that has not been allocated between Casino Games, Product Sales, and Other.

		September 30,
	December 31, 2005	2006
Identifiable assets
Casino Games	$5,809,723	$8,141,104
Product Sales	496,080	461,045
Other	456,634	410,642
Unallocated	3,114,603	2,525,762

	$9,877,040	$11,538,553

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Capital expenditures for the nine months ended September 30, 2005 and 2006 were:

	Nine Months Ended
	September 30,
	2005	2006
Capital expenditures
Casino Games	$88,151	$137,012
Product Sales	5,318	—
Other	84,449	84,613
Unallocated	55,864	201,976

	$230,782	$423,601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed herein and elsewhere in our Form 10-KSB for the year ended December 31, 2005. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. These historical financial statements may not be indicative of our future performance.
Overview
     We are a leading supplier of keno and bingo games, systems, and supplies. We have recently focused our business on our proprietary multimedia delivery system, known as PortalVision. PortalVision is designed to enhance the productivity of currently operating gaming machines by adding previously unavailable functionality to those machines at no capital cost to operators. By adding PortalVision, a gaming machine is transformed from a single use, single wager option display to a multimedia display that can deliver to the player multiple wagering opportunities, targeted promotional content, and live video directly on the existing screen of the gaming machine. As a result, our PortalVision system eliminates the need for operators to retrofit existing machines or purchase new machines with multiple video displays in order to deliver multimedia content to their patrons. The PortalVision system consists of proprietary software that runs our multimedia hardware device, featuring on-board memory and expansion and connectivity options. PortalVision interfaces with the existing video, audio, printing, and accounting functions of the machine. The PortalVision hardware device is installed directly in virtually any gaming machine, with minimal downtime to the machine and minimal installation cost to the casino operator. Designed as a multi-faceted delivery system, PortalVision currently has four distinct applications that can be delivered individually or together on a single gaming machine: AdVision, PromoVision, SlottoVision, and WagerVision.

	ADVISION	PROMOVISION	SLOTTOVISION	WAGERVISION

WHAT PORTALVISION DELIVERS	Advertisements or information through still images or full motion video	Promotional opportunities to patrons	Impulse gaming opportunity upon the decision to cash-out	Remote ability to accept sports and race wagering

HOW OPERATORS BENEFIT	Advertisements or information delivered during idle time	Targeted promotional content to patrons	Additional wagering revenue opportunity	Additional race and sports wagering revenue opportunity

HOW PATRONS BENEFIT	Information on promotions, entertainment, dining, and other events	Opportunity to win substantial jackpot-style cash prizes	Opportunity to win substantial jackpot-style cash prizes	Enhanced and more dynamic gaming environment

HOW WE BENEFIT	Fee for providing ability to deliver advertising	Fee for each promotional ticket issued	Installation fees, activation fees, and share of revenue	Share of revenue earned from additional

       Our future business strategy is to provide the premier enhancement system for the installed base of gaming machines by delivering additional wagering opportunities, promotions, games, and other content on the existing screens of gaming machines. Our business strategies to achieve this objective include the following:
•	provide casino, lottery, and slot operators with the opportunity to increase significantly the earning power and functionality of their gaming machines;

•	offer patrons compelling reasons to utilize PortalVision by providing the opportunity to experience other wagering opportunities and direct access to information about promotions, entertainment, and dining opportunities;

•	leverage the accelerating industry movement from mechanical to video gaming machines while offering alternative solutions for mechanical gaming machines;

•	offer our PortalVision system at no capital cost to casino, lottery, and slot operators; and

•	continue the development of additional innovative applications to be delivered through our PortalVision system.
The current gaming-related applications, PromoVision, SlottoVision, and WagerVision, require the approval of gaming regulatory authorities in the jurisdictions in which PortalVision is used. We have received approval of PromoVision from Nevada. We are currently in the process of applying for the regulatory approvals of PortalVision with a focus on Nevada and those jurisdictions that recognize approvals from Gaming Laboratories International, a leading private gaming device and systems testing laboratory that is relied upon by the majority of jurisdictions in the United States.
     We operate in three primary business segments: “Casino Games,” “Products,” and “Other.” The “Casino Games” segment generates revenue from three games: Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. We plan to launch Gamblers Bonus Million Dollar Ticket, a modified version of The Million Dollar Ticket, late in the fourth quarter of 2006 or early in 2007. Product sales include primarily the sale of bingo paper and ink daubers, keno supplies, and keno and bingo systems. Other revenue consists primarily of service contracts, royalties related to the placement of electronic bingo devices, keno route (Nevada Keno) agreements, and participation agreements with keno operators in Nebraska.
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
Long-lived Assets
     We assess potential impairments of long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and write down an impaired asset to its estimated fair value as necessary based upon the most recent information available by discounting estimated future cash flows developed by us.

Income Taxes
     We have provided for a full valuation allowance for the tax effects of our net operating losses at September 30, 2005 and 2006.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for 2007. We are currently evaluating the effect that the application of FIN 48 will have on our consolidated results of operation and financial condition and related disclosures.
Results of Operations
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
     Revenue. Casino games revenue for the nine months ended September 30, 2006 decreased $27,428, or 2.2%, to $1,209,347 from $1,236,775 for the nine months ended September 30, 2005. The lower casino games revenue resulted from a decline of $69,000 in Nevada Numbers, offset by higher incremental revenue from Super Bonanza Bingo of $35,000 and from The Million Dollar Ticket of $7,000 as a result of more locations playing these games.
     Product sales for the nine months ended September 30, 2006 declined by $568,527, or 32.7%, to $1,171,816 from $1,740,343 for the nine months ended September 30, 2005. Sales for the first nine months of 2005 were primarily driven by our new keno operating system, which amounted to $653,000 and declined to $224,000 for the nine months ended September 30, 2006. The decrease was due to the delay of certain sales planned for the first nine months of 2006 to the fourth quarter of 2006 and the first quarter of 2007. Bingo and keno supplies sales also declined from $1,084,000 for the nine months ended September 30, 2005 to $669,000 for the nine months ended September 30, 2006 as the demand for our bingo and keno products continue to decline.
     Other revenue for the nine months ended September 30, 2006 declined by $78,039, or 5.6%, to $1,320,246 from $1,398,285 for the nine months ended September 30, 2005. Revenue from the keno route agreements declined from $393,000 for the nine months ended September 30, 2005 to $330,000 for the nine months ended September 30, 2006 as a result of the reduction in the number of casinos on our route from three casinos to two casinos. Revenue from keno service contracts declined from $455,000 for the nine months ended September 30, 2005 to $422,000 for the nine months ended September 30, 2006 as we had fewer properties to service. Bingo electronics revenue increased from $323,000 for the nine months ended September 2005 to $364,000 for the nine months ended September 30, 2006, due to one new product being distributed and one additional casino receiving bingo electronic devices.

     Costs and Expenses. Costs and expenses of casino games for the nine months ended September 30, 2006 decreased $229,948, or 15.2%, to $1,284,967 from $1,514,915 for the nine months ended September 30, 2005. The decrease resulted primarily from $160,000 less in jackpot expense and salary and compensation reductions of $159,000, offset by an increase in our insurance costs of $34,000 as a result of the expansion of Super Bonanza in Alabama.
     Product costs and expenses for nine months ended September 30, 2006 decreased $376,961, or 32.0%, to $802,142 from $1,179,103 for the nine months ended September 30, 2005. The decrease was consistent with the decrease in product sales for the nine months ended September 30, 2006 compared with the same period in 2005. Gross margin also decreased from 32.2% for the nine months ended September 30, 2005 to 31.5% for the nine months ended September 30, 2006 as a result of a change in the mix of products sold.
     Other costs and expenses for the nine months ended September 30, 2006 increased $41,367 or 4.2% to $1,044,944 from $1,003,577 for the nine months ended September 30, 2005 due to an increase in our jackpot expense for Nevada Keno of $72,000 offset by a decrease in salaries of $20,000. Gross margin also decreased from 28.2% for the nine months ended September 30, 2005 to 20.8% for the nine months ended September 30, 2006 as a result of sales to customers that generate lower margins and the additional jackpot expense of $72,000 for Nevada Keno.
     Other Operating Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $314,679 or 14.4% to $2,513,005 from $2,198,326 for the nine months ended September 30, 2005. As we prepare for the rollout of our new PortalVision system, we have increased our administrative infrastructure through additional salaries of $46,000 during the nine months ended September 30, 2006 versus September 30, 2005. In addition, consulting and professional fees and travel and entertainment expenses have increased by $190,000 and $39,000, respectively, during the nine months ended September 30, 2006 versus the same period in 2005. The increase in consulting and professional fees is primarily related to consulting costs associated with the CAMOFI refinancing in April 2006.
     Depreciation and amortization for the nine months ended September 30, 2006 increased $221,433 or 68.4% to $545,317 from $323,884 for the nine months ended September 30, 2005 as a result of $181,000 incremental amortization of intangibles and $34,000 in additional depreciation of equipment, both resulting from the acquisition of technology rights from AdLine Network, LLC in February 2006, and the acquisition of AdLine Gaming, Inc. in February 2005, respectively.
     Finance Costs. We incurred finance cost of $1,110,775 for the nine months ended September 30, 2006 as a result of costs related to our bridge financing with CAMOFI in July 2005 and the refinancing of our bridge financing in April 2006, an increase of $1,046,233 over the nine months ended September 30, 2005.
     Interest Income and Other. Interest and other income for the nine months ended September 30, 2006 decreased by $29,753 or 13.6% to $189,782 from $219,535 for the nine months ended September 30, 2005. The decrease was a result of lower average cash balances caused by the larger net loss for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.
Liquidity and Capital Resources
Cash
     As of September 30, 2006, we had cash of $2.0 million compared with cash of $1.7 million as of December 31, 2005, excluding jackpot reserve deposits. The $357,298 increase in cash from December 31, 2005 to September 30, 2006 resulted primarily from the net proceeds of $1.8 million from our bridge financing with CAMOFI and $634,780 from the exercise of options and warrants, offset by the $1.9 million increase in net operating cash outflow during the nine months ended September 30, 2006.
Capital Expenditures
     Capital expenditures totaled $423,601 for the nine months ended September 30, 2006 compared with $230,782 for the nine months ended September 30, 2005. The increase resulted from the purchase of LCD monitors in preparation for the placement of Gamblers Bonus Million Dollar Ticket through United Coin Machine Company and $150,000 for the purchase of software needed for the enhancement of our Portal Vision system. For the remainder of 2006, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the following:
•	the purchase of LCD monitors associated with the increased placement of Gamblers Bonus Million Dollar Ticket through United Coin Machine Company and

•	the purchase of hardware for the rollout of our PortalVision System.
We have placed an order for 2,500 hardware units for our PortalVision system to be delivered before December 31, 2006, representing an estimated cost of approximately $731,000. We believe that we will be able to pay for these capital expenditures from our existing cash balances and funds generated from operations.
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
     In April 2006, we entered into a bridge financing agreement under which we received $5.0 million in financing from CAMOFI through which we retired the $3.0 million in bridge financing received from CAMOFI in 2005 and used $1.0 million to increase our jackpot reserves. We used the balance to fund our operations. As part of the bridge financing, we issued a senior secured convertible note to CAMOFI due January 1, 2008. The material terms of the CAMOFI note are as follows:
•	the right to prepay, in cash, all or a portion of the CAMOFI note for an amount equal to 115% of the principal amount to be repaid;

•	the obligation to convert 30% of the aggregate principal amount outstanding on the CAMOFI note into shares of Series A common stock at the lesser of $1.345 or 75% of the effective price per share received in any equity financing of at least $10.0 million upon the closing of such financing;

•	the obligation to prepay, in cash, 110% of the aggregate principal amount of the CAMOFI note not converted to Series A common stock upon the closing of any equity financing of at least $10.0 million;

•	for as long as the CAMOFI note is outstanding, we must make quarterly financing fee payments of $125,000 to CAMOFI on July 1, October 1, January 1, and April 1 of each year, which commenced July 1, 2006;

•	on the first business day of each month, commencing on April 2, 2007, and ending upon the full redemption of the note, the mandatory redemption of $208,333 on the CAMOFI note, including other amounts provided in the CAMOFI note upon certain contingencies; and
•	the obligation to repay an amount equal to 120% of the principal amount to be repaid upon the occurrence of an “Event of Default,” which is defined to include the failure to pay any amount due, the failure to observe certain covenants, the default under certain material agreements, the breach of our representations and warranties, a change in control, and the failure to meet our registration obligations.
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
     In addition to the terms and conditions of the CAMOFI note, we also entered into the following agreements with CAMOFI:
•	a Warrant Agreement to purchase 2,500,000 shares of our Series A common stock at an exercise price of $1.48 for five years beginning on March 31, 2006, but subject to the limitation that the shares issued upon exercise, together with shares issuable under the CAMOFI note, cannot result in CAMOFI owning more than 4.99% of our issued and outstanding shares of Series A common stock;

•	a Registration Rights Agreement that required us to file with the SEC by July 29, 2006, and have declared effective by the SEC by September 27, 2006, a registration statement for the offer and sale of 125% of the following:
–	all of the shares of Series A common stock issuable upon conversion of the CAMOFI note assuming all of the CAMOFI note is converted;

–	all shares issuable as amortization payments on the CAMOFI note assuming all permissible amortization payments are made in shares of Series A common stock and the CAMOFI note is held until maturity;

–	all of the shares of Series A common stock issuable upon exercise of the Warrant Agreement;

–	any securities issued or issuable upon any stock split, dividend, or other distribution recapitalization, or similar event with respect to the foregoing; and

–	any additional shares issuable in connection with any anti-dilution provision in the CAMOFI note or Warrant Agreement.
•	a Security Agreement that secures the repayment of the CAMOFI note and our performance under the related agreements and grants to CAMOFI a security interest in our assets, including all goods, all contract rights and intangibles, all accounts, documents, letter-of-credit rights, instruments and chattel paper, all commercial tort claims, all deposit accounts and cash, excluding cash tied to jackpot requirements, all investment property, all supporting obligations, all filed, records, books of account, business papers and computer programs, and all products and proceeds of the forgoing collateral.

•	a Subsidiary Guarantee that obligates our subsidiaries to guarantee our performance under the CAMOFI note and related agreements.

•	a Lock-Up Agreement that restricts Russell R. Roth from selling his shares of Series A common stock for a period of nine months following the effective date of the registration statement.
     Pursuant to the Registration Rights Agreement associated with the CAMOFI note, we filed a registration statement on behalf of CAMOFI for a maximum of 7,771,842 shares of Series A common stock with the SEC on July 28, 2006.
     On October 3, 2006, we received a waiver from CAMOFI Master LDC from certain obligations contained in the Registration Rights Agreement, including a 90-day extension of our obligation to have the registration statement declared effective by September 27, 2006. As a result of the 90-day extension provided by the waiver, we are required to have the Registration Statement declared effective by December 26, 2006. In addition, the waiver extended the time period to respond to any comments received from the United States Securities and Exchange Commission from 30 days to 90 days. During this time, the parties intend to restructure their various agreements.
     On October 1, 2006, we entered into an agreement with Treasure Island Corp. dba Treasure Island at the Mirage, or TI, through which TI agreed to assume the responsibility for maintaining a sufficient bankroll to guarantee payment of prizes for Nevada Numbers as required by Nevada gaming regulations. Pursuant to the agreement, TI will be obligated to maintain $2.9 million in its minimum bankroll computations for Nevada Numbers in addition to any requirements for games offered or operated by TI. In exchange, we will be obligated to, among other things, provide TI with a monthly fee of $10,000 and maintain in our minimum bankroll requirement an amount equal to or greater than the difference between the net present value of the Nevada Numbers jackpot and $2.9 million in addition to any other bankroll requirements for games offered or operated by us. This agreement is awaiting approval by the Nevada State Gaming Control Board.
Outlook
     Historically, we have used more cash in our operations than we generated. As a result, we have sustained our operations through various forms of financing. We believe that our existing cash balances, together with funds from operations, will be sufficient to fund our anticipated working capital requirements and our business expansion plans through the fourth quarter of 2006.
     In order to meet our capital needs, we are proposing to raise additional funding of up to $15 million through a private placement of preferred stock. There is no assurance that we will be able to secure such additional funding or that the terms and conditions of such additional funding will be favorable to the company. If we are not successful in locating additional sources of capital, we may not be able to continue our operations past the fourth quarter of 2006.
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
Item 3. Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision, and with the participation, of Russell R. Roth, our Chief Executive Officer and Bruce A. Shepard, our Chief Financial Officer. Based on this evaluation, Mr. Roth and Mr. Shepard concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.
     We also evaluated changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision, and with the participation, of Mr. Roth and Mr. Shepard. Based on this evaluation, Mr. Roth and Mr. Shepard concluded that there have been no significant changes in internal controls or in other factors that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 2. Unregistered Sales of Equity Securities.
     In July 2006, we issued warrants to purchase an aggregate of 10,000 shares of Series A Common Stock at an exercise price of $3.00 per share to one board member for board compensation. This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits
     The exhibits to this Form 10-QSB are listed in the Exhibit Index to this Form 10-QSB and are incorporated by reference herein.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date: November 14, 2006	By:	/s/ Russell R. Roth
Russell R. Roth
	Its:	Chief Executive Officer, Chairman and Secretary (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Document Description	Page
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28