Form 10KSB
period 2006-12-31
LAS VEGAS GAMING INC
filed 2007-04-04
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(g) of the Exchange Act:
Common Stock Series A, $.001 par value

(Title of each class)

(Title of each class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $5,142,142
State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not applicable.
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Series A, $.001 par value	9,819,680 shares as of December 31, 2006
Documents Incorporated By Reference: None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

     PortalVision, PromoVision, SlottoVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks. This Annual Report on Form 10-KSB contains trademarks and trade names of other parties, corporations and organizations.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
     Overview
     We are a leading supplier of keno and bingo games, systems, and supplies. We are now focusing our business on our proprietary multimedia delivery system, known as PortalVision. Through our PortalVision system, we offer gaming operators the ability to increase the productivity of their existing gaming machines by delivering additional wagering opportunities, promotions, games, and other content on the existing screens of their gaming machines, such as slot machines, poker machines, and video lottery terminals. Our PortalVision system is flexible and compatible with virtually all gaming machines currently produced by all major manufacturers. As a result, we view every gaming machine as a revenue opportunity for our PortalVision system. Since we plan to offer PortalVision at no capital cost to most operators in exchange for recurring fees for services, we can provide operators with an ability to increase significantly the earning power and functionality of their gaming machines with little or no financial risk.
     We recently completed the development of the first five modules of our PortalVision system. The PortalVision system consists of proprietary software that runs our multimedia hardware device, featuring on-board memory and expansion and connectivity options. PortalVision interfaces with the existing video, audio, printing, and accounting functions of the machine. By adding PortalVision, a gaming machine is transformed from a single use, single wager option display to a multimedia display that can deliver to the player multiple wagering opportunities, live video, and targeted promotional content in addition to traditional gaming activity found on the machine. The PortalVision system delivers content on the existing screen of the gaming machine. As a result, the installation of PortalVision eliminates the need for operators to retrofit existing machines or purchase new machines with multiple video displays in order to deliver multimedia content to their patrons.
     Designed as a multi-faceted delivery system, we currently offer five distinct applications:

	AdVision	PortalVision	PromoVision	SlottoVision	WagerVision
TV
What PortalVision Delivers	Advertisements or information through still images or full motion video	Picture-in-picture on full screen television while playing slot machine	Promotional opportunities to patrons	Impulse gaming opportunity upon the decision to cash-out	Remote ability to accept sports and race wagering
How Operators Benefit	Advertisements or information delivered during idle time	Patrons stay longer to play with ability to multi-task	Targeted promotional content to patrons	Additional wagering revenue opportunity	Additional race and sports wagering revenue opportunity
How Patrons Benefit	Information on promotions, entertainment, dining, and other events	Ability to watch recently wagered sporting event or favorite program	Opportunity to win substantial jackpot-style cash prizes	Opportunity to win substantial jackpot-style cash prizes	Enhanced and more dynamic gaming environment
How We Benefit	Fee for providing ability to deliver advertising	Fee for providing ability to deliver television	Fee for each promotional ticket issued	Installation fees, activation fees, and share of revenue	Fee for providing ability to deliver additional wagers

     In addition, we are continuing to develop new applications that will position PortalVision as a platform for a variety of new multimedia and gaming functions.
     Industry Overview
     According to Datamonitor, in 2004, mechanical and video gaming machines represented the leading segment of the overall global casino and gaming industry. In addition, the Profile of the American Casino Gambler: Harrah’s Survey 2006 prepared by Harrah’s Entertainment, Inc. reports that over 70% of the persons surveyed stated that gaming machines, such as slot machines and video poker machines, are their favorite casino games.
     PortalVision can be installed on virtually any gaming machine produced by major gaming equipment manufacturers worldwide. As of 2006, we believe that there were approximately 3.0 million gaming machines located worldwide, of which over 700,000 are located in the United States and over 200,000 are located in Nevada. Of the number located in the United States, we believe that approximately 43% are mechanical reel and approximately 57% are video reel machines.
     We believe that the global casino and gaming industry and the number of machines is expected to grow as a result of the following trends:
•	Increased popularity and social acceptance of gaming as a leisure activity. According to the 2006 State of the States: The AGA Survey of Casino Entertainment presented by the American Gaming Association, nearly 80% of Americans believe that casino gaming is an acceptable activity for themselves or others. Recent shifts in public views of gaming have contributed to its legalization in a number of jurisdictions and to increased participation in gaming activities.

•	Simplicity and instant appeal of gaming machines versus other games. Characterized by simplicity and informality, gaming machines have greater appeal to all eligible demographic segments of the population than any other gaming activity.

•	Continuing evolution of gaming machines. The launch of cashless technology (ticket-in/ticket-out versus coins or tokens) in 2000, the introduction of new and more sophisticated and interactive theme-based games, and the increased replacement of mechanical reel gaming machines with video based machines have increased the entertainment value for players of gaming machines.
     As the gaming machine base continues to grow and the industry shifts from manual gaming machines to video-based gaming machines, we believe that our target market will continue to expand. A consistent need for improvement in gaming activities and demand for greater entertainment value for players will give us the ability to market PortalVision aggressively and to provide gaming operators with a single solution to introduce additional functionality without a wholesale replacement of their existing gaming machines.
     Our Strategy
     Our objective is to provide the premier enhancement system for the installed base of gaming machines by delivering additional wagering opportunities, promotions, games, and other content on the existing screens of gaming machines. In order to achieve this objective, we intend to pursue the following strategies:
•	Increased Revenue Potential for Operators. We plan to stress the ability of our PortalVision system to provide gaming operators with the opportunity to increase significantly the earning power and functionality of their gaming machines. Since our PortalVision system directly interfaces with the existing video, audio, printing, and accounting functions of the machine, we are able to use the machine’s existing video screen to deliver games, promotions, additional wagering opportunities, and other content.

•	Compelling Patron Experience. We plan to offer PortalVision as a single multimedia delivery system for a wide range of content directly on the existing screens of gaming machines. By adding PortalVision, a gaming machine is transformed from a single use, single wager option into a multimedia experience that can deliver to the player extra wagering opportunities and targeted, promotional content in addition to traditional slot play. Through PortalVision, the operator can enhance the functionality of its existing machines and deliver targeted gaming opportunities and promotional content to players. In exchange, the player receives an enhanced playing experience, information about promotions, entertainment, and dining opportunities, and the opportunity to win jackpots and other prizes.

•	Leverage Industry Trend to Video Machines. We plan to take advantage of the accelerating industry movement from mechanical to video gaming machines through the ability of PortalVision to interface with the existing video, audio, printing, and accounting functions of gaming machines. In addition, we can adapt PortalVision to mechanical gaming machines by adding the auxiliary screen or other hardware needed to deliver the same functionality. The solution for mechanical gaming machines will require generally additional capital and installation costs. By offering a gaming operator the ability to transform its entire floor of machines, the operator can have a single multimedia and game delivery system for its machines.

•	Low Operator Risk. We plan to offer gaming operators the ability to increase significantly the earning power and functionality of their existing gaming machines at little or no financial risk. This strategy involves installing PortalVision at no capital cost to gaming operators in exchange for a share of revenue and recurring fees for services provided.

•	New Applications. We plan to continue the development of innovative applications to be delivered through our PortalVision system. To date, we have designed our PortalVision system to deliver advertisements, promotional materials, and wagering opportunities. Since PortalVision engages the existing video, audio, printing, and accounting functions of the gaming machine, we believe that our PortalVision system can be used as a platform to deliver a wide array of multimedia or gaming content directly to patrons.
     PortalVision is a single, flexible, and dynamic platform that can be used to deliver multimedia or gaming content developed either by us or third parties. Because of the integration of PortalVision with all of the functions of the gaming machine, PortalVision can be used by gaming operators to control all aspects of their gaming machines. By establishing our PortalVision system as the premier enhancement system for the installed base of gaming machines, we believe that we will be able to establish a barrier to entry for our competitors.
     PortalVision System
     Designed to increase the productivity of gaming machines, PortalVision installs directly in most gaming machine regardless of the manufacturer and interfaces with the existing video, audio, printing, and accounting functions of the machine. We are able to integrate fully the PortalVision system with the gaming machines through the interaction between our application software and our PortalVision Control Unit, or PCU. The PCU is our proprietary multimedia hardware device that features on-board memory, external memory expansion capabilities, Internet Protocol, and wireless connectivity options. Through video digital signal processors and video compression algorithms, the PCU, interfaces with the video display, touch screen, printer, and slot accounting system. By using the gaming machine’s current functionality, we expect to be able to provide operators with the ability to enhance their equipment and increase their revenue opportunities. In addition, we believe that gaming operators will be able to use PortalVision as a platform to download future applications and capabilities.
     We plan to earn income from PortalVision through revenue-sharing and recurring service fees. We will seek to enter into multi-year contracts with operators. In addition to the minimal cost to gaming operators, the installation of the PCU will cause minimal downtime to the gaming machine and will not adversely impact its operation. We have focused our efforts on developing five distinct applications for the PortalVision system: AdVision, PortalVision TV, PromoVision, SlottoVision, and WagerVision
     AdVision and PortalVision TV
     Through the existing video and audio capabilities of the gaming machine, we are able to generate and display information, advertisements, and promotions through AdVision and provide television programming using a picture-in-picture feed through PortalVision TV. Since AdVision and PortalVision TV use the existing video and audio capabilities of the gaming machine, the gaming operator can avoid the expense of replacing its equipment or purchasing additional video screens for these types of advertisements and promotions.
     AdVision enables the operator to dynamically generate and display information, advertisements, and promotions through the existing screen of a gaming machine. This content can be targeted to the person playing the gaming machine or persons walking by the gaming machine. The timing and content of the advertising is controlled by the operator to make productive use of the machine’s idle time. Through AdVision and its programmable features, the gaming operator will have at its disposal a means of delivering dynamic content to and interacting with individual patrons or the entire gaming floor.
     We currently intend to charge gaming machine operators a per month, per machine fee for AdVision and PortalVision TV. We believe that AdVision and PortalVision TV are cost-effective means of enhancing an operator’s existing gaming machines without any additional capital expense.
     On March 23, 2007, we obtained regulatory approval of AdVision and PortalVision TV in Nevada as associated equipment. With these approvals, we will beta test AdVision and PortalVision TV at Treasure Island Las Vegas in April 2007. We expect Gaming Laboratories International, or GLI, approval of AdVision and PortalVision TV in the second quarter of 2007.
     PromoVision
     PromoVision was the initial gaming application for our PortalVision system. PromoVision is designed to deliver promotional tickets or vouchers to players upon the occurrence of an event specified by the operator, such as hitting a four-of-a-kind or better on a video poker machine. The key feature of PromoVision is its ability to recognize a specified event generated by the game played and deliver the programmed response to the specified event.
     PromoVision is designed to work as follows:
•	first, the operator specifies the events that will trigger PromoVision, such as a four-of-a-kind or better;

•	second, upon the occurrence of the specified event, PromoVision is activated and a message is sent to the gaming machine to issue a promotional ticket or voucher;

•	third, the gaming machine alerts the player and prints the free promotional ticket or voucher; and

•	fourth, the gaming machine returns to its original state.
     We currently intend to charge a fixed fee for each promotional ticket or voucher issued through PromoVision. In addition to the promotional functions of PromoVision, PromoVision also provides operators with a system that records and accounts for each event on the gaming machine. PromoVision will provide additional accounting functionality for operators and provide them with additional information, such as the information necessary to identify the payment of improper bonus points, tickets, or other promotional items.
     Through our five-year agreement with United Coin Machine Company, the largest slot route operator in Nevada, we developed a variation of The Million Dollar Ticket, known as the Gamblers Bonus Million Dollar Ticket, to be used in conjunction with PromoVision. Gamblers Bonus Million Dollar Ticket is a free promotional game that gives players the chance to win various prizes, including a $1.0 million grand prize, by matching numbers on their promotional tickets with numbers picked in a random weekly drawing. Under our agreement, we are obligated to provide software, hardware, and support to United Coin for the game. In addition, we are financially responsible for the payouts associated with the game. In return, United Coin is obligated to pay us $1.05 for each ticket distributed. During the second quarter of 2007, United Coin is scheduled to introduce the Gamblers Bonus Million Dollar Ticket at approximately 105 locations.
     We have obtained regulatory approval of PromoVision in Nevada.
     SlottoVision
     SlottoVision provides the player with an impulse opportunity to place an additional wager or experience a different gaming opportunity that, in turn, provides gaming machine operators with the opportunity to generate additional revenue. In Nevada, the additional gaming opportunity initially will be the ability to purchase a ticket to Nevada Numbers. In jurisdictions other than Nevada, the additional gaming opportunity can be the local lottery or other games.
     SlottoVision is designed to work in Nevada as follows:
•	first, during the cash-out process, SlottoVision takes control over the non-gaming functions of the gaming machine;

•	second, the player is offered an additional on-screen gaming opportunity; and

•	third, if the player accepts the offer, the additional gaming opportunity is played and a cash voucher is issued for the remaining payout, if any; or, if the player declines the offer, a cash voucher is issued for the payout.
     During the initial launch of SlottoVision in Nevada, we plan to install SlottoVision at no cost to operators in exchange for a share of the increased revenue generated by SlottoVision. In other jurisdictions, we plan to charge installation and activation fees to operators.
     We plan to apply for approval of SlottoVision from Nevada and GLI during the second quarter of 2007 and expect that the review process will be completed during the third quarter of 2007.
     WagerVision
     WagerVision offers interactive casino sports and race betting to a player in a remote location, whether through a gaming machine located in another portion of the casino or a television set located in the player’s home. From a slot machine in a casino, WagerVision is designed to offer the same bets currently available only in the race and sports book along with the ability to watch the sporting event that was the subject of the wager from the slot machine through PortalVision. In the home environment, WagerVision is designed to offer proposition race and sports bets to players in real time. As a result of regulatory factors, we are limiting the application of WagerVision to Nevada for sports betting and only certain states within the United States for race betting.
     In Nevada, we have entered into a letter of intent to offer the home version of WagerVision through Leroy’s Race and Sports Book. Current Nevada gaming rules and regulations allow sports betting from home using several alternative methods of communication, such as the telephone, facsimile machine, and cable, but not through a television. WagerVision addresses this limitation by installing and connecting PortalVision to a telephone line and the television. PortalVision then interacts with the television, allowing the player to place bets on various propositions related to the game or race in real time, effectively recreating the sports book in the player’s home.
     We plan to apply for approval of WagerVision from Nevada and GLI during the second quarter of 2007 and expect that the review process will be completed during the third quarter of 2007.
     Other Applications
     In addition to AdVision, PortalVision TV, PromoVision, SlottoVision, and WagerVision, we are in the process of developing other applications for the PortalVision system. We anticipate launching these other applications after the initial deployment of our PortalVision system. As a result of the flexibility of the PortalVision system, we can install additional applications in machines equipped with PortalVision at no capital cost and with little downtime.
     Casino Games
     We operate a number of games, including Nevada Numbers, The Million Dollar Ticket, and Super Bonanza Bingo. The revenue generated from our casino games is primarily based on the royalties earned on games played in casinos.
     Nevada Numbers
     Nevada Numbers is a variation of classic keno which is currently played in many casinos in Nevada. Keno is a game in which bets are made and recorded on a keno ticket. This ticket contains 80 numbered squares that correspond exactly to 80 numbered balls in a selection hopper. A player marks a ticket to play between two and 20 different numbers. The keno operator then draws 20 out of the 80 numbers and displays the results throughout the casino. The more numbers that match, the more money the player wins. Payout awards vary from casino to casino and depend on the amounts wagered.
     Nevada Numbers differs from classic keno in that fewer numbers (five rather than 20) are drawn and a “linked’’ or “progressive’’ component has been added. We have linked together the play of Nevada Numbers at multiple casinos so that players at several different locations all choose numbers that are matched to the same five-number draw. In addition, Nevada Numbers features a starting jackpot of $5.0 million that is progressive, in that it grows with the purchase of each Nevada Numbers ticket and can be won at each draw. Any winner of the Nevada Numbers progressive jackpot will be paid the amount of the progressive meter in equal installments over a period of 20 years. At our sole discretion, we may offer the winner an option to receive a discounted value immediately. The process of linking games and creating a progressive jackpot provides an enticement to players because of the potential for a life-changing event.
     Although Nevada Numbers has traditionally been limited to the keno lounges of casinos, we are taking measures to expand the visibility of Nevada Numbers. First, we have incorporated Nevada Numbers as part of SlottoVision. Through SlottoVision, we propose to position Nevada Numbers as a dynamic game that will give players the opportunity to win a progressive jackpot of at least $5.0 million.

Second, we propose to make the game available to various Leroy’s Race and Sports Book locations on their existing wagering terminals.
     The Million Dollar Ticket
     Based on the classic keno game, The Million Dollar Ticket offers the chance to win $1.0 million and a progressive jackpot. In order to win the $1.0 million and the progressive jackpot, the player must pick 10 numbers correctly out of 20 drawn from a pool of 80. Although the distribution of The Million Dollar Ticket is limited, we are anticipating significant growth in 2007 by making the game available in multiple Leroy’s Race and Sports Book locations.
     Super Bonanza Bingo
     Super Bonanza Bingo is a large jackpot bingo game that is offered as a side bet to the base bingo game. The side bet provides the player with the opportunity to win prizes, including a jackpot, which is typically $100,000, but can be as high as $500,000 (for which we insure the jackpot). We have placed Super Bonanza Bingo in eight Nevada casinos and 14 non-Nevada locations and expect to place Super Bonanza Bingo in several more Nevada locations and numerous non-Nevada locations during 2007. Since we are obligated to pay all prize winners, the operator is guaranteed a profit with each wager.
     Keno and Bingo Systems and Supplies
     The worldwide keno system market is limited and has been declining for several years. We are attempting to invigorate the market and gain an additional share of the market by enhancing our keno system through the addition of several new games and features to the platform.
     Keno and bingo supplies sales contribute significantly to our revenue, but consist of low margin items, including crayons, various paper products, and ink.
     Other Businesses
     We also generate revenue through the operation of a keno route, the maintenance of our equipment under service contracts, and the distribution of bingo electronics.
•	Nevada Keno and Related Participation Agreements. Through agreements with participating casinos, we offer Nevada Keno, a “satellite-linked’’ traditional keno game played in multiple casinos.

•	Service Contracts. Most of our customers that purchase keno and bingo equipment also purchase a service contract from us to provide routine maintenance for the equipment. Service contracts involve low profit margins.
     In 2006, we were the distributor in Nevada for the largest electronic bingo manufacturer in the United States. This relationship however, was discontinued on January 1, 2007 which will result in a monthly loss of revenue of approximately $30,000.
     Manufacturing
     We outsource the manufacture of the PCU portion of our PortalVision system to Spectral Response, Inc., an ISO-9000 certified contract manufacturer. The first order of 2,500 units for use with SlottoVision, WagerVision, and AdVision is scheduled for delivery in April 2007. It currently takes our contract manufacturer six to eight weeks from the date of order to deliver the PCUs.

     Marketing and Distribution
     PortalVision
     As part of our objective to provide the leading single multimedia and game delivery system, we have started to implement a plan that will market our PortalVision system to customers through direct and indirect channels. Our plan involves the following steps:
•	Direct Sales Efforts. Through the hiring of additional personnel to our sales and marketing staff, we will market PortalVision to operators located primarily in North America and to Native American tribes. As part of our direct sales efforts, we will schedule follow-up communications and offer live product demonstrations.

•	Strategic Partnerships. We will supplement our direct sales efforts by targeting third-party distributors and regional operators. By forming strategic relationships with these parties, we will gain access to smaller and more fragmented markets around the globe and secure the broadest placement for PortalVision.

•	Targeted Public Relations Campaign. In order to increase the recognition of our PortalVision system, we will launch an aggressive public relations campaign that will include attending trade shows, speaking on technology and gaming panels, and distributing advertisements in trade periodicals and other venues.
     Through a combination of direct sales and strategic partnerships, we have initially marketed our PortalVision system in international jurisdictions that do not require specific regulatory approval. In addition, we have received non-binding commitments from operators to install our PortalVision system pending the approval from the Nevada Gaming Control Board following the beta test at the Treasure Island Las Vegas and GLI. Upon the approval of our PortalVision system, we will finalize these commitments and launch an aggressive sales campaign.
     We plan to conduct all of our sales and marketing efforts from our headquarters in Las Vegas, Nevada. Although we do not have any current plans to open any sales offices, we will review the need for such additional offices in response to the needs of our customers and our strategic partners.
     Casino Games
     We license our games directly to casinos or slot route operators. We make initial contacts through the mailing of marketing materials, referrals, or direct solicitation by our employees and marketing agents. We promote licensed games to the general public using various types of media, including billboards, newspapers, magazines, radio, and television. Advertising within a particular casino may include advertisement on strategically placed LCDs, table tents, flyers, signs on the tops of gaming machines, and show cards to stimulate curiosity and game play.
     Keno and Bingo Systems and Supplies.
     We are one of the world’s few keno equipment suppliers. Most sales in this area result from unsolicited inquiries or direct solicitation of customers by our sales staff. The marketplace for bingo equipment, electronic playing devices, and supplies in Nevada is relatively small, consisting of approximately 40 potential customers. However, we believe that the recent introduction of wireless gaming devices into the marketplace in Nevada and other jurisdictions may increase the potential market for bingo-related products. Direct sales to the casino is the primary means of sale for these products. The marketplace for gaming supplies is large and geographically dispersed. Our primary marketing tool is a catalog that we periodically distribute to our customers and potential customers.

     Letters of Intent
     We have entered into letters of intent with four major operators of gaming machines to install the PortalVision system. These commitments generally provide that we will supply our PortalVision system in exchange for certain fees and a share of the revenue produced. The material terms of the commitments have not been fully agreed upon and are subject to certain conditions and limitations, including obtaining regulatory approval of the PortalVision system. Currently, we have letters of intent from the following operators:
•	Treasure Island Las Vegas. Treasure Island Las Vegas is a hotel casino located on the Las Vegas Strip with approximately 90,000 square feet of gaming space.

•	Four Queens Hotel and Casino. The Four Queens is a hotel casino located in downtown Las Vegas with approximately 50,000 square feet of gaming space.

•	Caribbean Cage, LLC. Caribbean Cage is a slot route operator based in Puerto Rico.

•	American Wagering, Inc. American Wagering, Inc. is the leading supplier of sports wagering hardware and software to the Nevada gaming industry.
     We expect to enter into formal, legally binding agreements with these operators upon obtaining approval of the PortalVision system from the Nevada Gaming Control Board and GLI. In addition, we are currently in negotiations with several other operators and third-party distributors for the installation of our PortalVision system.
     Competition
     PortalVision System
     We encounter significant competition in the market for innovative gaming technologies that deliver interactive gaming, animated content, and cross-promotional opportunities to gaming operators. The key competitive factors are functionality, accuracy, reliability, and pricing. We believe that PortalVision is a single, integrated solution because of the following:
•	PortalVision uses the existing primary screen of the gaming machine rather than a smaller secondary video screen;

•	PortalVision engages the existing audio, printing, and accounting functions of the gaming machine regardless of the manufacturer;

•	PortalVision involves no capital cost to gaming operators; and

•	PortalVision delivers a broad range of functionalities.
     We are unaware of any other product that delivers multimedia and gaming content through the existing primary screen of gaming machines. Although we face competition from products that use smaller secondary video screens, such as iView developed by Bally Systems and NexGen developed by International Game Technology, we are able to deliver content directly to the patron through the existing 15x11-inch screen rather than an auxiliary 2x6-inch screen.
     Since we are able to use the existing primary screen of a gaming machine, as well as its existing audio, printing, and accounting functions, we are able to offer to gaming operators a solution that requires no capital cost, involves minimal installation, and interfaces with almost any gaming machine. In addition, although there are products that deliver advertising or promotional content through secondary video screens installed onto gaming machines, we do not believe that there are any products that can deliver the additional wagering opportunities that PortalVision can or any products that can provide an expandable platform for additional content on the existing screens of gaming machines.
     In terms of deployment, we believe that there is no market leader for a content delivery system for existing gaming machines. Bally Systems and International Game Technology have indicated that approximately 15,500 machines use iView and approximately 14,000 machines use NexGen.
     Keno and Bingo Systems and Supplies.
     The keno and bingo systems and supplies industry is characterized by limited competition. We compete primarily with other companies that provide keno and bingo systems, including electronic systems, keno, bingo supplies, and related services. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Our key competitors are FortuNet, Inc. in the electronic bingo market and XpertX in the keno market. We have attempted to counter competitive factors by providing superior service; new, innovative, and quality products; and software improvements.
     Research and Development
     Our research and development efforts focus on the continuous innovation of our products and services to increase the revenue for our customers. Our current research and development efforts emphasize expanding the applications for the PortalVision system and improving its functionality. In addition to our own research and development staff, we plan to engage, from time to time, independent consultants and advisors to assist us.
     Intellectual Property and Other Proprietary Rights
     We hold several patents, including a patent related to Nevada Numbers, our flagship game. In addition, we have several patents pending with respect to the PortalVision system and its various applications. We also hold several trademarks filed with the state of Nevada and the U.S. Patent and Trademark Office, including trademark rights to Nevada Numbers and The Million Dollar Ticket, and other intellectual property that is protected by federal copyright and trade secret laws.
     Government Regulation
     We are subject to regulation by governmental authorities in most jurisdictions in which we operate. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses and findings of suitability for our officers, directors, and principal stockholders, registrations, and other required approvals with respect to us, our personnel, and our products are time consuming and expensive. Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations.
     Jurisdictions in which we, and specific personnel, where required, have authorizations with respect to some or all of our products and activities include New Jersey, Nevada, Mississippi, Arizona, Nebraska, Oregon, Washington, and Montana. In addition to these jurisdictions, we have authorizations with respect to certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos. These tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations.

     Overview
     Gaming Devices and Equipment. We sell or lease products that are considered to be “gaming devices’’ or “gaming equipment’’ in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals, or permits for companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.
     Associated Equipment. Some of our products fall within the general classification of “associated equipment.’’ “Associated equipment’’ is equipment that is not classified as a “gaming device,’’ but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have the discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, the regulatory authorities must approve associated equipment in advance of its use at licensed locations. We have obtained approval of our associated equipment in each jurisdiction that requires such approval and in which our products that are classified as associated equipment are sold or used.
     Regulation of Officers, Directors, and Stockholders. In many jurisdictions, any officer or director is required to file an application for a license, finding of suitability, or other approval and, in the process, subject himself or herself to an investigation by those authorities. As for stockholders, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability, or other approval and, in the process, subject himself or herself to an investigation by those authorities. The gaming laws and regulations of most jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports and may require our key employees or other affiliated persons to undergo investigation for licensing or findings of suitability.
     In the event a gaming jurisdiction determines that an officer, director, key employee, stockholder, or other personnel of our company is unsuitable to act in such a capacity, we will be required to terminate our relationship with such person or lose our rights and privileges in that jurisdiction. This may have a materially adverse effect on us. We may be unable to obtain all the necessary licenses and approvals or ensure that our officers, directors, key employees, affiliates, and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which our products are sold or used. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.
     Regulation and Licensing – Nevada
     The manufacture, sale, and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacturing and distribution of associated equipment for use in Nevada, and the operation of gaming machine routes and inter-casino linked systems in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and various local ordinances and regulations. These activities are subject to the licensing and regulatory control of various Nevada gaming authorities, including the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various local, city, and county regulatory agencies, collectively referred to as the Nevada Gaming Authorities.
     The laws, regulations, and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy with the following objectives:
•	preventing any direct or indirect involvement of any unsavory or unsuitable persons in gaming or the manufacture or distribution of gaming devices at any time or in any capacity;

•	strictly regulating all persons, locations, practices, and activities related to the operation of licensed gaming establishments and the manufacturing or distribution of gaming devices and equipment;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenue, reliable recordkeeping, and periodic reports to be filed with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing and monitoring sources of state and local revenue based on taxation and licensing fees.
     Change in such laws, regulations, and procedures could have an adverse effect on our operations.
     We are registered with the Nevada Gaming Commission as a publicly traded corporation, or a Registered Corporation. We are also licensed in Nevada as a manufacturer and distributor of gaming devices and as an operator of an inter-casino linked system. We have obtained from the Nevada Gaming Authorities the various authorizations they require to engage in manufacturing, distribution, and inter-casino linked system activities in Nevada. The regulatory requirements set forth below apply to us as a Registered Corporation and as a manufacturer, distributor, and operator of an inter-casino linked system. Our gaming approvals and licenses are also conditioned to allow the Chairman of the Nevada State Gaming Control Board or his designee to order us to cease any gaming activities if the Chairman determines that the minimum bankroll requirements set forth in the Nevada Gaming Control Act are not being met.
     All gaming devices that are manufactured, sold, or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed and sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play. The Chairman of the Nevada State Gaming Control Board must administratively approve associated equipment before it is distributed for use in Nevada. Inter-casino linked systems must also be approved by the Nevada Gaming Commission. The approval process for an inter-casino linked system includes rigorous testing by the Nevada State Gaming Control Board, a field trial, and a determination as to whether the inter-casino linked system meets standards that are set forth in the regulations of the Nevada Gaming Commission. On November 19, 2001, we received the final approval of the Nevada Gaming Commission for our inter-casino linked system known as Nevada Numbers. In addition, the Nevada Gaming Control Act requires any person, such as our company as an operator of an inter-casino linked system, that receives a share of gaming revenue from a gaming device operated on the premises of a licensee to remit and be liable to the licensee for that person’s proportionate share of the license fees and tax paid by the licensee. The gross revenue fees for non-restricted locations are 6.75% of gross revenue, which is equal to the difference between amounts wagered by casino players and payments made to casino players. Significant increases in the fixed fees or taxes currently levied per machine or the fees currently levied on gross revenue could have a material adverse effect on our operations.
     As a gaming licensee (a “Registered Corporation”), we are periodically required to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information the Nevada Gaming Commission may require. No person may receive any percentage of gaming revenue from us without first obtaining authorizations from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors, and certain key employees are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have the power to disapprove a change in corporate position.
     If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
     We are required to submit detailed financial and operating reports to the Nevada Gaming Commission. In addition, we are required to report to or have approved by the Nevada Gaming Commission substantially all material loans, leases, sales of securities, and similar financing transactions.
     Should we be found to have violated the Nevada Gaming Control Act, the licenses we hold could be limited, conditioned, suspended, or revoked. In addition, we and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Gaming Commission, for each separate violation of the Nevada Gaming Control Act. The limitation, conditioning, or suspension of any of our licenses could, and revocation of any license would, materially adversely affect our manufacturing, distribution, and inter-casino linked system operations.
     Regulation of Security Holders. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
     The Nevada Gaming Control Act requires any person that acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Gaming Commission. It also requires beneficial owners of more than 10% of a Registered Corporation’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails a written notice requiring such filing. Under certain circumstances, an “institutional investor,’’ as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation’s voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of a Registered Corporation’s voting securities for a limited period of time and maintain the waiver.
     An institutional investor is deemed to hold voting securities for investment purposes if the voting securities were acquired and are held in the ordinary course of its business as an institutional investor and were not acquired and are not held for the purpose of causing, directly or indirectly (1) the election of a majority of the members of the board of directors of the Registered Corporation; (2) any change in the Registered Corporation’s corporate charter, bylaws, management, policies, or operations or those of any of its gaming affiliates; or (3) any other action that the Nevada Gaming Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (a) voting on all matters voted on by stockholders; (b) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (c) other activities the Nevada Gaming Commission may determine to be consistent with investment intent. If the beneficial holder of voting securities that must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.
     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder of a Registered Corporation found unsuitable and that holds, directly or indirectly, any beneficial ownership in the voting securities beyond such period of time as the Nevada Gaming Commission may specify for filing any required application may be guilty of a criminal offense. Moreover, the Registered Corporation will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registered Corporation, it (i) pays that person any dividend on its voting securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities ownership; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts (including, if necessary, the immediate purchase of said voting securities for cash at fair value) to require such unsuitable person to completely divest all voting securities held.
     The Nevada Gaming Commission, in its discretion, may require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation if the Nevada Gaming Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, it may sanction the Registered Corporation, which sanctions may include the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it: (i) pays to the unsuitable person any dividend, interest, or other distribution; (ii) recognizes any voting right of such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.
     Regulation of Capital Stock. We are required to maintain current stock ledgers in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owners of our securities. The Nevada Gaming Commission has the power to require us to imprint our stock certificates with a legend stating that the securities are subject to the Nevada Gaming Control Act. To date, the Nevada Gaming Commission has not imposed such a requirement on us.
     We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds are to be used to construct, acquire, or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merit of the offered securities, and any representation to the contrary is unlawful. Any offer by us to sell common stock will require the review of, and prior approval by, the Nevada Gaming Commission.

     Changes in Control. Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct, by which anyone obtains control, may not lawfully occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a Registered Corporation must meet the strict standards established by the Nevada State Gaming Control Board and the Nevada Gaming Commission prior to assuming control of a Registered Corporation. The Nevada Gaming Commission also may require persons that intend to become controlling stockholders, officers, or directors, and other persons who expect to have a material relationship or involvement with the acquired company, to be investigated and licensed as part of the approval process.
     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to minimize the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:
•	assure the financial stability of corporate gaming licensees and their affiliates,

•	preserve the beneficial aspects of conducting business in the corporate form, and

•	promote a neutral environment for the orderly governance of corporate affairs.
     In certain circumstances, approvals are required from the Nevada Gaming Commission before the Registered Corporation can make exceptional repurchases of voting securities above market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.
     License Fees and Taxes. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, must be paid to the state of Nevada and to the counties and cities in which gaming operations are conducted. These fees and taxes, depending upon their nature, are payable monthly, quarterly, or annually and are based upon either a percentage of the gross revenue received or the number of gaming devices operated. Annual fees are also payable to the state of Nevada for renewal of licenses as an operator of a gaming machine route, manufacturer, and/or distributor.
     Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with any such persons, collectively, “Licensees,’’ and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of his or her participation outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Gaming Control Act. Licensees also are subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the non-Nevada gaming operations, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ, contract with, or associate with, a person in the non-Nevada operations who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

     Other Jurisdictions
     All other jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits, and approvals of manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control. In general, such requirements involve restrictions similar to those of Nevada.
     For gaming device and system approvals, most jurisdictions in the United States, including most Native American tribes and state regulatory agencies, accept testing results from GLI, a leading private gaming device and systems testing laboratory. GLI also provides testing services for over 400 gaming regulatory bodies worldwide. We anticipate that the review process of our initial suite of applications for PortalVision to GLI should be completed during the second quarter of 2007. If necessary, we also plan to apply directly for approvals from those jurisdictions that do not accept GLI testing results for certain devices and systems, such as New Jersey, Pennsylvania, and Montana.
     Federal Regulation
     The Federal Gambling Devices Act of 1962, or the Federal Act, makes it unlawful, in general, for any person to manufacture, transport, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. We have registered and must renew our registration annually. In addition, the Federal Act imposes various record keeping and equipment identification requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.
     Application of Future or Additional Regulatory Requirements
     In the future, we intend to seek the necessary registrations, licenses, approvals, and findings of suitability for us, our products, and our personnel in other jurisdictions throughout the world where significant sales of our products are expected to be made. However, we may be unable to obtain these registrations, licenses, approvals, or findings of suitability, which if obtained may be revoked, suspended, or conditioned. In addition, we may be unable to obtain on a timely basis, or to obtain at all, the necessary approvals of our future products as they are developed, even in those jurisdictions in which we already have existing products licensed or approved. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.
     Employees
     As of December 31, 2006, we had 60 employees, 26 of whom were involved in keno and bingo, 12 of whom were involved in research and development, 8 of whom were involved in sales, and 14 of whom were involved in finance and administration. With the implementation of our new business focus on our PortalVision system, we anticipate an increase in management and sales and marketing personnel and a decrease in the personnel for our traditional business. Our employees are not subject to any collective bargaining agreement with us. We have never experienced a work stoppage, and we believe our employee relations to be good.
     Corporate History
     We were incorporated in the State of Nevada on April 28, 1998.

ITEM 2. DESCRIPTION OF PROPERTY.
     Our headquarters are located at 4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada, 89118, which is comprised of approximately 8,200 square feet of office space and 10,000 square feet of warehouse space under a lease agreement expiring on November 30, 2008. We also have a Reno, Nevada office consisting of approximately 4,200 square feet of space under a lease expiring April 30, 2007, and an Omaha, Nebraska service office consisting of approximately 880 square feet of space under a lease expiring on June 30, 2008.
ITEM 3. LEGAL PROCEEDINGS.
     We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated by any party.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     Our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, that may be issued in one or more series.
     Common Stock
     Our Board of Directors has designated two series of common stock, one referred to as “Common Stock’’ and the other referred to as “Common Stock Series A.’’ As of December 31, 2006, there were no shares of our Common Stock outstanding and 9,819,680 shares of our Common Stock Series A outstanding held of record by 468 stockholders. There is no active market for our Common Stock or our Common Stock Series A.
     Each share of Common Stock and Common Stock Series A has identical rights and privileges in every respect. Each holder of either Common Stock or Common Stock Series A has the right to cast one vote for each share held of record on all matters submitted to a vote of our holders of common stock. The holders of either series of common stock vote together as a single class except to the extent that voting as a separate class or series is required by law. The holders of both series of common stock are entitled to receive dividends on a pro rata basis, payable in cash, stock, or otherwise, as may be declared by our Board of Directors out of any funds legally available for the payment of dividends, subject to the rights of holders of any outstanding preferred stock. Upon our liquidation, dissolution or winding-up, the holders of both series of common stock will be entitled to receive after distribution in full of any preferential amounts owed to debt holders or holders of our preferred stock, all of the remaining assets available for distribution ratably in proportion to the number of shares of common stock held by them. Neither series of our common stock provides holders with preferences or any preemptive, conversion or exchange rights. There are no redemption or sinking fund provisions applicable to either series of common stock.
     Preferred Stock
     Our articles of incorporation authorize our Board of Directors, without further stockholder action, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, and privileges of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. Our Board of Directors, without stockholder approval, has the authority to issue preferred stock with voting, conversion, or other rights that could adversely affect the voting power and other rights of the holders of common stock. Depending upon the terms of preferred stock established by our Board of Directors, any or all series of preferred stock could have preference over common stock with respect to dividends and other distributions and upon our liquidation, and could have the effect of delaying or preventing a change in control or making removal of management more difficult. If any shares of preferred stock are issued with voting powers, the voting power of the outstanding common stock would be diluted. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of our common stock.
     Our Board of Directors has designated the following five series of preferred stock, where the authorized number of shares and the outstanding number of shares for each series are provided:
•	“Series A Convertible Preferred Stock’’ – 2,000,000 shares authorized and 536,400 shares outstanding as of December 31, 2006;

•	“Series B Convertible Preferred Stock’’ – 350,000 shares authorized and 346,140 shares outstanding as of December 31, 2006;

•	“Series C Convertible Preferred Stock’’ – 100,000 shares authorized and 50,000 shares outstanding as of December 31, 2006;

•	“Series D Convertible Preferred Stock’’ – 125,000 shares authorized and 125,000 shares outstanding as of December 31, 2006; and

•	“Series E Convertible Preferred Stock” – 3,300,000 shares authorized and 351,000 shares outstanding as of December 31, 2006.
     None of our series of preferred stock have dividend or voting rights. With respect to the rights upon liquidation, dissolution, or winding up, our preferred stock ranks senior to both series of common stock, but junior to any existing or future indebtedness. With respect to these rights, our Series A Convertible Preferred Stock is entitled to receive $4.00 per share from our keno jackpot security account, referred to as our “jackpot account,’’ before any other distributions are made to holders of capital stock. Subject to the distribution priority of the holders of Series A Convertible Preferred Stock from our jackpot account, holders of our preferred stock will receive the following preferences upon liquidation, dissolution or winding up:
•	first, holders of Series B Convertible Preferred Stock are entitled to receive $5.00 per share;

•	second, holders of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock share equal liquidation preference and are entitled to receive $4.00 per share and $5.00 per share, respectively;

•	third, holders of Series D Convertible Preferred Stock are entitled to receive $2.00 per share; and

•	fourth, holders of Series E Convertible Preferred Stock are entitled to receive $5.00 per share.
     As indicated above, with the exception of the priority distribution to holders of Series A Convertible Preferred Stock from our jackpot account, the liquidation preference for each series of preferred stock is equal to the original purchase price of the preferred stock.
     On February 12, 2007, we issued notices to holders of our Series A Convertible Preferred Stock and holders of our Series B Convertible Preferred Stock as a result of an agreement with Treasure Island Las Vegas, a wholly-owned subsidiary of MGM Mirage, whereby Treasure Island has agreed to maintain the required base jackpot bankroll for our linked, progressive keno game, Nevada Numbers. Since the cash is no longer required to bankroll Nevada Numbers, we provided notices to holders of our Series A Convertible Preferred Stock of our right to redeem all of the outstanding shares of Series A Convertible Preferred Stock and to holders of our Series B Convertible Preferred Stock of the opportunity to convert one-half of their respective shares for either the return of their original investment or shares of Common Stock Series A.
     To holders of Series A Convertible Preferred Stock, we notified said holders of the exercise of our right to convert all of the outstanding shares of Series A Convertible Preferred Stock into shares of Common Stock Series A on a one-for-one basis. The conversion date was March 15, 2007. To holders of Series B Convertible Preferred Stock, we advised said holders of their right to exchange one-half of their respective shares of Series B Convertible Preferred Stock for either the return of their original investment (i.e., $5.00 per share) or five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock. We have also notified holders of our Series B Convertible Preferred Stock that they may convert all of their shares into shares of Common Stock Series A on the same basis. We have set May 13,

2007 as the deadline for the receipt of the election of the holders of our Series B Convertible Preferred Stock.
     Options
     As of December 31, 2006, we had outstanding options to purchase an aggregate of 577,023 shares of our Common Stock Series A at exercise prices ranging from $1.00 to $5.00 per share, with a weighted average exercise price of $1.96 per share.
     Warrants
     As of December 31, 2006, we had outstanding warrants to purchase an aggregate of 5,884,718 shares of our Common Stock Series A at exercise prices ranging from $1.00 to $6.00 per share with a weighted average exercise price of $1.85 per share.
     Unregistered Sales of Equity Securities
     From November 2006 through March 2007, we have conducted a private placement of our Series E Convertible Preferred Stock through which we have raised $2,087,000 in gross proceeds and have issued 417,400 shares of Series E Convertible Preferred Stock. The proceeds have been and will be used to fund our general operations and working capital. The shares of Series E Convertible Preferred Stock were issued pursuant to exemption from registration provided by Rule 506 of Regulation D of the Securities Act and Section 4(2) of the Securities Act. We did not pay commissions on the sale of any shares of Series E Convertible Preferred Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this report. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as those discussed elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement.
     Overview
     Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies. During 2005 and 2006, we devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PortalVision system. In comparison to the keno and bingo market, the market for our PortalVision system, i.e., the gaming machine market, is much larger and more dynamic. Due to our focus on the development of our PortalVision system, we have incurred expenses in excess of our revenue and have generated losses for 2005 and 2006.
     By the first quarter of 2007, we substantially completed the development of our PortalVision system, including the first five modules to be offered through our PortalVision system: AdVision, PortalVision TV, PromoVision, SlottoVision, and WagerVision. In terms of the sales and marketing of our PortalVision system, we introduced our PortalVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada during the fourth quarter of 2006 and displayed our PortalVision system at the International Casino Exhibition in London, England and the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007. In terms of regulatory approvals, we have received approval from Nevada with respect to PromoVision, have received approval from Nevada to conduct field trials for AdVision and PortalVision TV, and hope to receive approval from GLI with respect to AdVision and PortalVision TV in the second quarter of 2007. Through the Nevada approvals, we will beta test AdVision and PortalVision TV at Treasure Island Las Vegas in April 2007.
     Based on the foregoing, we anticipate the realization of revenue from our PortalVision system during the second quarter of 2007 that would mark a significant shift in the type of revenue recognized by us. The anticipated revenue would be from the installation of AdVision and PortalVision TV at Treasure Island Las Vegas and from our agreement with United Coin the second quarter of 2007.
     For 2007, although we anticipate that our expenses related to research and development and sales and marketing will be less than those in 2006, we believe that the decreases in these expenses will be offset, in part, by the additional expenses related to the production of PCUs and the installation of our PortalVision system. Further, we will continue to incur expenses related to the regulatory approval for the remaining PortalVision modules and will face competition from larger, more formidable competitors as we enter the gaming machine market. Due to continuing expenses related to our PortalVision system, we will continue to rely on funds from operations and funds from third party financing sources to sustain our operations in 2007.
     Critical Accounting Policies and Estimates
     We believe the following critical accounting policies and estimates require significant judgments by management used in the preparation of our consolidated financial statements.
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
     Products. We generally recognize sales of bingo and keno equipment when installed and sales of supplies when the products are shipped. We recognize distribution royalties from the placement of electronic bingo devices over time, based on customer usage. Warranty costs and related liabilities associated with product sales have not been material. We recognize fees from equipment maintenance contracts sold separately (with no bundled deliverables) evenly over the term of the contract. Prior to shipment, we include equipment and supplies in inventories and stated at the lower of cost, as determined on a “first-in first-out’’ basis, or market.
     Other. We include keno revenue from the operation of a keno route subject to multiple participation agreements in other revenue in an amount equal to the net win from such gaming activities, which is the difference between gaming wins and losses. We reflect amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) as an expense.
     Goodwill
     In assessing the recoverability of goodwill and other intangible assets with indefinite lives, we estimate future cash flows to be generated by the respective assets. We assess goodwill for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step determines whether or not impairment has occurred and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by us.
     Stock-based Compensation
     Prior to January 1, 2006, we had been utilizing Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, for valuing compensatory stock and option awards (Note 6). Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment using the modified-prospective-transition method, which requires no retroactive adjustments. There was no effect on 2006 operations from adopting SFAS 123R.
     Certain Issuances of our Common Stock Series A
     Our Common Stock Series A does not trade in the market and, therefore, quoted stock prices are not available. During January 2005, we issued 400,000 shares of Common Stock Series A in connection with the AdLine Gaming, Inc. acquisition at a fair value of $1.00 per share. We believe that a recent acquisition established the best indication of the fair value of our Common Stock Series A, as it represented the price per share at which a third party was willing to accept shares of our Common Stock Series A near the time of such acquisition. Based on subsequent stock-for-service transactions at negotiated values, we later estimated that the fair value of our Common Stock Series A declined to $0.50 per share, which value was used to record expense charges on the dates that shares were granted in exchange for services.

     Marketable Securities
     Securities classified as “trading securities” are carried in the financial statements at fair value. Unrealized and realized gains and losses are included in earnings currently.
     Equipment and Software and Depreciation
     Equipment and software are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. When equipment and software is sold, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting gains or losses are reflected in income. Depreciation is provided using the straight-line method over the useful lives of the assets (three to ten years).
     Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of our fiscal year 2007. We have not yet evaluated and determined the likely effect of SFAS 155 on our future financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which deals with the accounting for uncertainty in income taxes. FIN 48 will be effective for the quarter ending March 31, 2007. Since as a result of our history of operating losses, we have not recognized any tax provisions or benefits in our financial statements, its effects, if any, will be solely on our income tax-related disclosures and, therefore, we do not expect that it will have a material impact on our financial position, results of operations or cash flows for the foreseeable future.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for fiscal year.2008. We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.
     Results of Operations
     Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Revenue. Casino games revenue for 2006 decreased by $100,952, or 5.9%, to $1.6 million from $1.7 million for the prior year. The reduction in casino games revenue resulted primarily from a decrease of $100,000 in revenue from Nevada Numbers.
     Product sales for 2006 decreased by $293,095, or 13.8%, to $1.8 million from $2.1 million for the prior year. Sales for 2005 were driven by our keno operating system which amounted to $710,028 and declined to $580,000 in 2006. The decrease was due to the delay of certain sales planned for 2006 into 2007. Bingo and keno supplies sales also declined from $1,408,000 for 2005 to $1,245,000 during 2006 as the demand for our bingo and keno products continues to decline.
     Other revenue for 2006 decreased by $167,181, or 9.0%, to $1.7 million from $1.9 million for the prior year. Revenue from keno routes declined by $50,000 from 2005 to 2006 as a result of a decline in the number of casinos on our route from three to two; revenue from keno service contracts declined by $39,000 from 2005 to 2006 as a result of fewer properties to service; and revenue from bingo service contracts, labor, and parts declined by $71,000 from 2005 to 2006.
     Costs and Expenses. Cost and expenses of casino games for 2006 decreased by $345,527 or 17.7%, to $1.6 million from $1.9 for 2005. The decrease resulted primarily from $190,000 less in jackpot expense and salary and compensation reductions of $186,000.
     Product costs and expenses for 2006 decreased $365,145, or 25.5% to $1.1 million from $1.4 million for 2005. The decrease was consistent with the decrease in product sales for 2006 compared with the same period in 2005. Gross margin increased from 32.3% for 2005 to 41.4% for 2006 due to the licensing of our keno operation system to a customer for stock in the customer valued at $156,870 at the time of the licensing.
     Other cost and expenses for 2006 decreased $11,812, or 0.87% to $1,345,127 from $1,356,939 for 2005. The lower other costs and expenses resulted form a reduction in salaries of $19,000 and a $46,000 reduction in bingo service parts offset by an increase in jackpot expense of $72,000. Gross margin also decreased from 27.3% for 2005 to 20.8% for 2006 as a result of sales to customers that generate lower margins and the additional jackpot expense of $72,000 for Nevada Keno.
     Other Operating Expenses. Selling, general, and administrative expenses increased $2,115,074, or 80.3%, for 2006 to $4.7 million from $2.6 million for 2005. As we prepare for the rollout of our new PortalVision System, we have increased our administrative infrastructure through additional salaries of $407,000 for the year ended December 31, 2006 versus December 31, 2005. We also increased our advertising and gaming show expense by $511,000, our consulting and professional fees expenses by $847,290 as we filed a registration statement as part of our registration right obligations in favor of CAMOFI, and our travel and entertainment expense by $143,000.
     Research and development costs for 2006 increased $123,251, or 15.1%, to $940,706 from $817,455 for 2005. All of the increased research and development expenditures were directed toward the completion of PortalVision. Depreciation and amortization for 2006 increased $318,700, or 71.7%, to $763,304 from $444,604 for 2005 primarily due to the amortization of technology rights purchased from AdLine Network, LLC in 2006.
     Finance Costs. We incurred finance costs of $1,571,143 for 2006 as a result of costs relating to our bridge financing with CAMOFI including $854,182 in costs associated with the additional $1,450,000 warrants at 1.48 issued in April, 2006 to CAMOFI. Finance costs incurred during the year ended December 31, 2005 were $250,975 related to the original CAMOFI bridge financing in July, 2005.
     Interest and Other Income. Interest and other income for 2006 increased $53,749, or 21.0%, to $310,248 from $253,305 for 2005. The increase was a result of higher interest income on larger cash balances maintained as a result of the CAMOFI bridge financing and the sale of $1,755,000 in Series E Preferred Stock in November and December of 2006.
     Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Revenue. Casino games revenue for the year ended December 31, 2005 increased $368,913, or 27.3%, to $1.7 million from $1.4 million for the prior year. The higher casino games revenue resulted primarily from higher incremental Super Bonanza Bingo revenue of $408,000 as a result of the game being played at more locations and higher incremental revenue from The Million Dollar Ticket of $59,000, offset by a decline of $103,000 in revenue from Nevada Numbers.
     Product sales for the year ended December 31, 2005 increased $513,464, or 32.0%, to $2.1 million from $1.6 million for the prior year. The higher product sales for 2005 resulted primarily from increased keno product sales of $535,000 driven primarily by our new keno operating system, offset by a decline in bingo product sales of $26,000 for 2005 from 2004 amounts.
     Costs and Expenses. Costs and expenses of casino games for the year ended December 31, 2005 increased $845,265, or 76.7%, to $1.9 million from $1.1 million for the prior year. The increase resulted primarily from a $240,000 increase over the theoretical jackpot expense for Super Bonanza Bingo, a $345,000 increase in costs and expenses related to the rollout of Gamblers Bonus Million Dollar Ticket, and a $93,000 increase in the cost to insure our games. The expenses related to Gamblers Bonus Million Dollar Ticket consisted of licensing fees, game testing fees, and an inventory write-down account for most of the rest of the increased costs. As a percentage of revenue, our casino games costs and expenses for 2005 represented 113.2% of revenue compared with 81.6% of revenue for 2004.
     Product costs and expenses increased $335,550, or 30.5%, to $1.4 million for the year ended December 31, 2005 from $1.1 million for the prior year. The increase was consistent with the increase in product sales for 2005 over 2004 amounts. Gross margin improved modestly to 32.2% for 2005 from 31.5% for 2004. Other costs and expenses decreased $8,844, or 0.7%, to $1.4 million for the year ended December 31, 2005 from the prior year. Gross profit improved modestly from 26.2% for 2004 to 27.2% for 2005.
     Other Operating Expenses. Selling, general, and administrative expenses increased $288,401, or 12.3%, for 2005 to $2.6 million from $2.3 million for 2004. The increase resulted primarily from an accrual of retirement benefits of $90,000, a full year of business development salaries for business development personnel amounting to an increase of $67,000, and increased professional fees of $66,000. Travel and entertainment expenses increased by $50,000 for 2005, primarily as a result of equipment installations and engineering projects.
     Research and development costs for 2005 increased $523,804, or 178%, to $817,455 from $293,651 for 2004 as a result of the impact of the acquisition of AdLine Gaming, Inc. and the addition of three employees to our payroll. All of the increased research and development expenditures were directed toward the completion of PromoVision and SlottoVision. Depreciation and amortization for 2005 increased $199,301, or 81.2%, to $444,604 from $245,303 for 2004 as a result of a $166,000 amortization of intangibles and $33,000 in additional depreciation of equipment, both resulting from the acquisition of AdLine Gaming, Inc.
     Finance Costs. We incurred finance costs of $250,975 for 2005 as a result of costs relating to our bridge financing with CAMOFI. We did not incur any finance costs for 2004.
     Interest and Other Income. Interest and other income for 2005 increased $198,991, or 346%, to $256,499 from $57,508 for 2004. The increase was a result of higher interest income on larger cash balances maintained as a result of the CAMOFI bridge financing.
     Liquidity and Capital Resources
     Cash
     As of February 28, 2007, we had cash of $2.6 million, reflecting a $.9 million increase resulting primarily from the release of $2.9 million required by the Nevada Gaming Control Board to be maintained as security for the Nevada Numbers jackpot. This availability of cash was due to a January 1, 2007 agreement with Treasure Island Las Vegas, a wholly-owned subsidiary of MGM Mirage, whereby Treasure Island will maintain the required base jackpot bankroll for our linked, progressive keno game, Nevada Numbers.

     Cash Flows
     Cash used in operating activities increased by $2.2 million for 2006 primarily because of the foregoing revenue decreases and expense increases. Investing activities consisted principally of cash outflows in connection with a business acquisition and capital expenditures discussed below. Our cash flows from financing activities in 2006 consisted principally of inflows from $1.8 million of net proceeds from the refinancing of our CAMOFI bridge financing, $1.75 million from the sale of Series E Convertible Preferred Stock, and $588,000 for exercise of warrants to purchase shares of Common Stock Series A.
     Capital Expenditures
     Capital expenditures increased by $381,152 for 2006 over 2005 primarily because of $43,627 in expenditures for leasehold improvements for the expansion of the Las Vegas office, expenditures of $281,762 to support PortalVision, the purchase of keno equipment of $66,738 to support our participation agreements, office furniture and equipment of $51,640, the purchase of LCD monitors of $77,811 to support Gamblers Bonus Million Dollar Ticket, and the purchase of equipment of $58,631 to support Nevada Numbers. For 2007, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the following:
•	the purchase of LCD monitors associated with the increased placement of Gamblers Bonus Million Dollar Ticket through United Coin Machine Company for $190,000, and

•	the purchase of approximately $7.0 million of PCUs for the rollout of our PortalVision System.
     We believe that we will be able to pay for these capital expenditures from our existing cash balances from funds generated from operations, and the establishment of a master lease agreement with financing sources that we have used in the past.
     Sources of Capital
     We have traditionally relied on various forms of financing in order to sustain our operations. In 2006, we raised an additional $2.0 million in bridge financing from CAMOFI, placed our Nevada Numbers bankroll requirement for $2.9 million with Treasure Island Hotel and Casino and raised $1.75 million from our private placement of Series E Convertible Preferred Stock. In 2005, we raised $500,000 through private placements of Series D Convertible Preferred Stock and Common Stock Series A, received an additional $340,000 from American Wagering, Inc. as part of a settlement agreement, and received $3.0 million in bridge financing from CAMOFI.
     The terms and conditions of our bridge financing from CAMOFI were amended and restated in April 2006 to provide for the increase in our bridge financing from $3.0 million to $5.0 million. As part of the bridge financing, we issued a senior secured convertible note in favor of CAMOFI, or the CAMOFI Note, entered into a security agreement encumbering our assets, issued warrants to purchase 2,500,000 shares of our Common Stock Series A at an exercise price per share of $1.48, and entered into a registration rights agreement with respect to the shares of Common Stock Series A issuable upon conversion of the CAMOFI Note or the exercise by CAMOFI of its warrants. The terms and conditions of our bridge financing from CAMOFI were further amended on March 22, 2007 to extend the maturity date of the CAMOFI Note, delay the start of the monthly principal payments and delay the registration rights obligations owed to CAMOFI. As consideration for these amendments, we issued to CAMOFI warrants to purchase 175,000 shares of Common Stock Series A at an exercise price per share of $1.48 and a payment of $25,000.
     As amended, the CAMOFI Note is due January 1, 2009, requires monthly principal payments of $208,333 to begin on the first business day of October 2007, and is convertible up to 30% into shares of Common Stock Series A at $1.345 per share, subject to certain limitations, including the limitation that the total number of shares of Common Stock Series A to be issued cannot cause CAMOFI’s ownership of Common Stock Series A to exceed 4.99% of our issued and outstanding shares of Common Stock Series A after the issuance. In addition to the CAMOFI Note, the key terms and conditions of the bridge financing from CAMOFI include:
•	a Warrant Agreement to purchase 2,500,000 shares of our Common Stock Series A at an exercise price of $1.48 for five years beginning on March 31, 2006, but subject to the limitation that the shares issued upon exercise, together with shares issuable under the CAMOFI Note, cannot result in the beneficial ownership of more than 4.99% of our issued and outstanding shares of Common Stock Series A.

•	a Security Agreement that secures the repayment of the CAMOFI note and our performance under the related agreements and grants to CAMOFI a security interest in our assets, including all goods, all contract rights and intangibles, all accounts, all documents, all letter-of-credit rights, all instruments and chattel paper, all commercial tort claims, all deposit accounts and cash, excluding cash tied to jackpot requirements, all investment property, all supporting obligations, all files, records, books of account, business papers and computer programs, and all products and proceeds of the forgoing collateral.

•	a Registration Rights Agreement, as amended, that requires us to have declared effective by the SEC by December 26, 2007, a registration statement for the offer and sale of 125% of all shares of Common Stock Series A issuable upon conversion of the CAMOFI Note, issuable exercise of all warrants issued to CAMOFI, and issued or issuable under the terms and conditions of the bridge financing from CAMOFI.

•	a Subsidiary Guarantee that obligates our subsidiaries to guarantee our performance under the CAMOFI Note and related agreements.

•	a Lock-Up Agreement that restricts Russell R. Roth from selling his shares of Common Stock Series A for a period of six months following the effective date of the registration statement.
     In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the amendment of the bridge financing from CAMOFI on March 22, 2007 has been given retroactive effect in classifying the short-term and long-term portion of the bridge financing outstanding at December 31, 2006. For this refinancing accommodation, we issued CAMOFI warrants to purchase 175,000 shares of Common Stock Series A at $1.48 per share and made a payment of $25,000 to CAMOFI.
     Outlook
     Historically, we have used more cash in our operations than we generated and, accordingly, we have sustained our operations through various forms of financing. We believe that our cash balances and the proceeds from our private placement of Series E Convertible Preferred Stock, together with funds from operations, will be sufficient to fund our anticipated working capital requirements and our business expansion plans, without additional financing, for at least the next 12 months. A sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic, or other factors, however, may impact our cash position, and thereby affect operations. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. We may be unable to secure such funding, if needed and such financing may not be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants. Failure to generate sufficient revenue or to raise capital when needed could have an adverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.
     Off Balance Sheet Financing Arrangements
     We have operating leases totaling $730,074 that have the following payment schedule: $395,747 in 2007, $322,147 in 2008, $4,872 in 2009, $4,872 in 2010 and $2,436 in 2011.
     Qualitative and Quantitative Disclosures about Market Risk
     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Las Vegas Gaming, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiaries as of December 31, 2005 and 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
PIERCY, BOWLER, TAYLOR, & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation
March 14, 2007
LAS VEGAS, NEVADA

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006

ASSETS
Current assets
Cash	$1,672,381	$1,675,588
Investment in marketable securities	—	150,806
Accounts receivable, net of allowance of $27,516 and $9,096	729,590	466,222
Inventories	418,015	514,972
Prepaid expenses, deposits and other	81,899	576,090
Jackpot reserve deposits	4,180,134	4,154,190

	7,082,019	7,537,868

Equipment and software, net of accumulated depreciation of $1,010,503 and $1,329,140	613,645	917,835
Other assets
Goodwill	955,277	955,277
Other intangible assets, net of accumulated amortization of $215,821 and $616,170	833,597	1,800,066
Other long term assets	338,536	116,878

	$9,823,074	$11,327,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$776,791	$1,189,947
Current portion of long-term debt	588,434	1,310,874
Progressive jackpot liability	1,224,719	1,625,051

	2,589,944	4,125,872

Long-term debt	3,011,163	3,144,903

Conditionally redeemable equity
Common Stock Series A, 75,000 shares	25,000	—
Series B Convertible Preferred Stock, $.001 par value, 350,000 shares authorized, 346,140 shares issued and outstanding	1,730,700	1,730,700

	1,755,700	1,730,700

Stockholders’ equity
Convertible Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series A: 2,000,000 shares authorized, 536,400 shares issued and outstanding	536	536
Series C : 100,000 shares authorized, 56,000 and 50,000 shares issued and outstanding	56	50
Series D: 125,000 shares authorized, 125,000 shares issued and outstanding	125	125
Series E: 3,300,000 shares authorized, 351,000 shares issued and outstanding	—	351
Common Stock, $.001 par value, 90,000,000 shares authorized:
Common Stock Series A: 25,000,000 shares authorized, 8,465,020 and 9,819,680 shares issued and outstanding	8,465	9,820
Common Stock: 65,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation	(161,805)	(123,031)
Additional paid-in capital	15,558,130	21,576,045
Less due from officers and stockholders	(388,942)	—
Deficit	(12,550,298)	(19,137,447)

	2,466,267	2,326,449

	$9,823,074	$11,327,924

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2006

	2005	2006

Revenues
Casino games	$1,719,753	$1,618,801
Product sales	2,118,032	1,824,937
Other	1,865,585	1,698,404

	5,703,370	5,142,142

Costs and expenses
Casino games	1,947,355	1,601,828
Product costs	1,434,528	1,069,383
Other	1,356,939	1,345,127

	4,738,822	4,016,338

Gross operating income	964,548	1,125,804

Other operating expenses
Selling, general, and administrative	2,632,974	4,748,048
Research and development	817,455	940,706
Depreciation and amortization	444,604	763,304

	3,895,033	6,452,058

Operating loss	(2,930,485)	(5,326,254)

Other income and expense
Finance costs	(250,975)	(1,571,143)
Interest and other income	256,499	310,248

Net loss	$(2,924,961)	$(6,587,149)

Net loss per share	$(0.37)	$(0.70)

Weighted average shares outstanding	7,903,285	9,370,991

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2006

	Series A	Series C	Series D	Series E
	Convertible	Convertible	Convertible	Convertible	Common	Deferred	Additional	Due From
	Preferred	Preferred	Preferred	Preferred	Stock	Compen-	Paid-In	Officer/
	Stock	Stock	Stock	Stock	Series A	sation	Capital	Stockholder	Deficit

Balances, January 1, 2005	$541	$76	$—	$—	$7,049	$—	$13,852,317	$(388,942)	$(9,625,337)
Net loss									(2,924,961)
Issuance of shares			125		125		499,750
Conversion of warrants					10		9,990
Conversion of options					180		89,820
Stock-based employee compensation					596	(161,805)	741,733
Issuance of common stock in connection with acquisition					400		399,600
Sale of common stock to consultants							(35,000)
Conversion of preferred stock into common stock	(5)	(20)			105		(80)

Balances, December 31, 2005	$536	$56	$125	$—	$8,465	$(161,805)	$15,558,130	$(388,942)	$(12,550,298)

	Series A	Series C	Series D	Series E
	Convertible	Convertible	Convertible	Convertible	Common	Deferred	Additional	Due From
	Preferred	Preferred	Preferred	Preferred	Stock	Compen-	Paid-In	Officer/
	Stock	Stock	Stock	Stock	Series A	sation	Capital	Stockholder	Deficit

Balances, January 1, 2006	$536	$56	$125	$—	$8,465	$(161,805)	$15,558,130	$(388,942)	$(12,550,298)
Net loss									(6,587,149)
Exercise of warrants and options					520		684,730
Issuance of warrants							2,088,652
Stock-based employee compensation						(102,243)	87,835
Vesting of warrants						141,017
Elimination of conditionally redeemable equity					75		24,925
Conversion of preferred stock into common stock		(6)			30		(24)
Issuance of common stock in connection with technology acquisition					700		1,399,300
Issuance of common stock to consultants					110		219,890
Return of common stock by officer/stockholder					(80)		(242,042)	258,942
Payment from officer/stockholder								130,000
Sale of Series E Preferred Stock				351			1,754,649

Balances, December 31, 2006	$536	$50	$125	$351	$9,820	$(123,031)	$21,576,045	$—	$(19,137,447)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2005 AND 2006

	2005	2006

Operating activities
Net loss	$(2,924,961)	$(6,587,149)
Investment in marketable security received from licensing	—	(150,806)
Depreciation and amortization of equipment and software	444,604	772,167
Amortization of debt issuance costs and intangibles	210,087	1,496,633
Stock-based compensation	502,899	279,801
Other	1,584	(191,686)
Changes in operating assets and liabilities
Accounts receivable	(103,576)	263,368
Inventories	109,530	(96,957)
Prepaid expenses, deposits and other	15,182	(568,480)
Jackpot reserve deposits	(187,454)	25,944
Accounts payable and accrued expenses	62,532	500,905
Progressive jackpot liability	243,083	400,332

Net cash used in operating activities	(1,626,490)	(3,855,928)

Investing activities
Business acquisition	(502,749)	—
Purchase of property and equipment	(241,674)	(622,826)
Acquisition of intangible assets	—	(20,000)
Collection of receivable from officer/stockholder	8,573	155,179

Net cash used for investing activities	(735,850)	(487,647)

Financing activities
Proceeds from litigation settlements	659,992	178,440
Proceeds from issuance of Senior Secured Convertible Notes	3,000,000	2,000,000
Debt issuance costs	(475,045)	(167,000)
Proceeds from other debt borrowings	324,185	—
Repayment of other debt borrowings	(625,580)	(7,441)
Sale of common and preferred stock	465,000	1,755,000
Exercise of warrants	100,000	587,782

Net cash provided by financing activities	3,448,552	4,346,781

Net increase in cash and cash equivalents	1,086,212	3,207
Cash and cash equivalents, beginning of period	586,169	1,672,381

Cash and cash equivalents, end of period	$1,672,381	$1,675,588

Non-cash investing and financing activities
Common Stock Series A issued for business and technology acquisitions	$400,000	$1,400,000
Elimination of conditionally redeemable equity	—	25,000
Issuance of warrants	239,430	2,140,360
Exercise of stock warrants and options offset against accrued expenses	—	87,750
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	105	30
Common Stock Series A acquired from officer/stockholder offset against receivable from stockholder	—	(242,122)
Other	100,000	—
Conversion of debt to equity	—	10,000
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of operations:
     We are in the business of providing equipment, supplies, and casino games for use by our customers in the keno and bingo segments of the gaming industry. As part of our business, we have acquired various businesses, products, and technologies. Key business and technology acquisitions include the following:
•	the February 2005 acquisition of 100% of the stock in AdLine Gaming, Inc., a subsidiary of AdLine Network, LLC, whereby we acquired significant technology and engineering talent that supports the PortalVision system and its related applications; and

•	the February 2006 acquisition from AdLine Network, LLC of technology related to the ability to accept wagers through WagerVision from the homes of players.
     Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. Although we have recently focused our business on our proprietary multimedia delivery system, known as PortalVision, PortalVision has not had a significant revenue effect on our financial statements to date. During the second quarter of 2007 we expect to add Gamblers Bonus Million Dollar Ticket in cooperation with the largest slot route operation in Nevada.
2. Summary of significant accounting policies:
     Principles of consolidation. The consolidated financial statements include the accounts of Las Vegas Gaming, Inc., Imagineering Gaming, Inc., our wholly owned subsidiary, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
     Revenue and cost recognition.
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
     Any winner of the Nevada Numbers progressive jackpot will be paid the amount of the progressive meter in equal installments over a period of 20 years. We company, at our sole discretion, may offer the winner an option to receive a discounted value immediately. Once an inter-linked progressive jackpot is won (none as of December 31, 2006), in the event a discounted value is not paid immediately at the option of the winner, the company intends to purchase discounted U.S. Treasury securities to meet the obligation for the annual payments. We also expect to classify these investments as “held-to-maturity”, to be stated at cost adjusted for the amortization or accretion of any premiums or discounts over the term of the security using the interest method.
     Products. We generally recognize sales of bingo and keno equipment when installed and sales of supplies when the products are shipped. We recognize distribution royalties from the placement of electronic bingo devices over time, based on customer usage. Warranty costs and related liabilities associated with product sales have not been material. We recognize fees from equipment maintenance contracts sold separately (with no bundled deliverables) evenly over the term of the contract. Prior to shipment, we include equipment and supplies in inventories stated at the lower of cost, as determined on a ”first-in-first-out” basis, or market.
     Other. We include keno revenue from the operation of a keno route subject to multiple participation agreements in other revenue in an amount equal to the net win from such gaming activities, which is the difference between gaming wins and losses. We reflect amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) as an expense.
     Cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. For financial statement purposes, jackpot reserve deposits (Note 3), a form of restricted cash, is excluded from cash and cash equivalents. We classify these funds as current assets because we use these funds to support operations.
     Other intangible assets. Other intangible assets consist primarily of trademarks, copyrights, and patents (some of which are pending). Other intangible assets are amortized on a straight line basis over the estimated economic life of the asset, usually less than 10 years.
     Use of estimates. The preparation of these financial statements requires the use of estimates and judgments that affect the reported actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.
     Marketable securities. Securities classified as “trading securities” are carried in the financial statements at fair value. Unrealized and realized gains and losses are included in earnings currently.
     Equipment and software and depreciation. Equipment and software are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. When equipment and software is sold, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting gains or losses are reflected in income. Depreciation is provided using the straight-line method over the useful lives of the assets (three to ten years).
     Certain issuances of our Common Stock Series A. Our Common Stock Series A does not trade in the market and, therefore, quoted stock prices are not available. During January 2005, we issued 400,000 shares of Common Stock Series A in connection with the AdLine Gaming, Inc. acquisition at a fair value of $1.00 per share. We believe that a recent acquisition established the best indication of the fair value of our Common Stock Series A, as it represented the price per share at which a third party was willing to accept shares of our Common Stock Series A near the time of such acquisition. Based on subsequent stock-for-service transactions at negotiated values, we later estimated that the fair value of our Common Stock Series A declined to $0.50 per share, which value was used to record expense charges on the dates that shares were granted in exchange for services.
     Net loss per share. Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potentially diluted securities such as convertible preferred stock, options and warrants were not considered outstanding because the effect would have been anti-dilutive.
     Stock-based compensation. Prior to January 1, 2006, we had been utilizing Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, for valuing compensatory stock and option awards (Note 6) Effective January 1, 2006 we adopted SFAS No. 123R, Share Based Payment, using the modified-prospective-transition method, which requires no retroactive adjustments. There was no effect on 2006 operations from adopting FAS 123R.
     We use the Black-Scholes pricing methodology to estimate the fair value of stock and amounts to be expensed as it relates to employee and non-employee stock-based compensation. Since there has been not public market for our stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and compensation. In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of 5%, expected option life of four to 10 years and no expected dividends.
     Advertising. Advertising costs are expensed as incurred and totaled $74,916 and $134,064 for 2005 and 2006, respectively.
     Reclassifications. Certain minor reclassifications to previously reported amounts have been made to conform to the current year presentation.
3. Jackpot reserve deposits:
     At December 31, 2005 and December 31, 2006, as required by gaming regulators, we held aside on deposit cash amounts of $4,180,134 and $4,154,190, respectively that are restricted for funding our various jackpot-oriented games (See Note 7).
4. Equipment and software
     Equipment and software consist of the following:

	December 31, 2005	December 31, 2006
Software	$248,911	$404,946
Production equipment	1,117,301	1,484,348
Other equipment, furniture, and fixtures	257,936	314,053
Leasehold improvements	—	43,627

	1,624,148	2,246,974

Less accumulated depreciation and amortization	1,010,503	1,329,139

	$613,645	$917,835

5. Debt
     In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI Master LDC, or CAMOFI. Under the 2006 financing arrangement, we were obligated to make monthly principal payments beginning in April 2007 of $208,333 (plus additional amounts that would have become due upon certain contingencies, such as our raising of equity financing) with a balloon payment of $3,125,003 due in January 2008 and quarterly payments of $125,000 in financing costs to be recognized appropriately as expense over the loan period beginning July 1, 2006, until paid or converted as described below. Under the terms of the note agreement, all of our assets were pledged as collateral (except those subject to operating leases and the cash attributable to Series A and Series B convertible preferred stock); and the sale of Common Stock Series A by Russell R. Roth will be restricted for a period of time (See Note 13 for information about another refinancing of this obligation in 2007).
     The note is convertible into shares of our Common Stock Series A at the option of the note holder, in whole or in part, at any time, subject to certain limitations. In addition, we are obligated under a related agreement to register with the SEC, by a specified date, shares of Common Stock Series A issuable under the conversion and other features of the note agreement. We replaced our previously issued warrant to purchase 1,050,000 shares of Common Stock Series A with a warrant to purchase 2,500,000 shares of Common Stock Series A. The warrant vested immediately, has a five-year life, and has an exercise price of $1.48, subject to certain conditions. These warrants were valued at $2,088,000 and have been recorded as a discount off of the $5,000,000 face of the note and will be amortized to expense through the life of the note using the interest method. No value was assigned to the registration rights. See Note 13.
     In the second quarter of 2006, the refinancing resulted in a write-off of issuance costs of $190,600 associated with the old bridge financing. We incurred new issuance costs of $167,000 in connection with the refinancing, which was capitalized and amortized over the term of the new bridge financing using the interest method.
     On July 28, 2006, we filed a Form S-1 Registration Statement registering a maximum of 4,646,840 shares of Common Stock Series A that we are required to register pursuant to the note issued to CAMOFI and 3,125,000 shares of Common Stock Series A that we are required to register pursuant to the warrant issued to CAMOFI. Pursuant to a waiver provided by CAMOFI, we are required to cause the registration statement to be effective by December 26, 2007.
     Pursuant to SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the April 2006 refinancing was given retroactive effect in classifying the bridge financing outstanding at December 31, 2005, and the March 2007 refinancing (Note 13) has been given retroactive effect as of December 31, 2006; accordingly, the following table of debt outstanding and future maturities have been prepared based on the retroactive effects of the refinancings as of those dates:

	December 31, 2005	December 31, 2006
Bridge financing	$3,000,000	$3,766,182
Settlement due third parties	509,992	678,433
Other notes payable	89,605	11,162

	3,599,597	4,455,777
Less amounts due within one year	588,434	1,310,874

	$3,011,163	$3,144,903

Scheduled debt maturities are $1,310,874 in 2007, $2,503,717 in 2008 and $1,875,005 in 2009.
     In connection with our 2003 acquisition of Imagineering Systems, Inc., we purchased an interest in a judgment against American Wagering, Inc., which was until recently operating under the protection of the United States Bankruptcy Code. The amount of the judgment has been negotiated to be $1.0 million. During 2005 and previously, we received an interest-free advance of $320,000 and a payment of $340,000 for the release of a lien from a subsidiary of American Wagering, Inc. This subsidiary is not in bankruptcy. We repaid the advance when the plan of reorganization of American Wagering, Inc., was confirmed early in 2005. We agreed to receive the balance of the $1.0 million judgment ($340,000) in installments over two years, plus interest. A substantial portion of the excess payments above $350,000 are payable to the prior shareholders of the acquired entity and/or their creditors under the terms of its acquisition. The settlement payable does not have a specified due date or interest rate, is due on demand, and, therefore, is classified as short-term debt.

6. Stockholders’ Equity
     From time to time, we issue shares of common stock and preferred stock through transactions that do not constitute sales under the Securities Act of 1933, or the Securities Act, or pursuant to the registration exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. For the year ended December 31, 2006, we issued 520,000 shares of Common Stock Series A pursuant to the exercise of options and warrants and eliminated 75,000 shares of conditionally redeemable Common Stock Series A. Also in March, 2006, we issued warrants to purchase 230,000 shares as compensation to a consultant and as severance to an employee. In addition, in April 2006, we issued additional warrants to purchase 1,450,000 shares of Common Stock Series A in connection with our refinancing with CAMOFI and issued 110,000 shares of Common Stock Series A as costs connected with the refinancing. In June and July 2006, we issued warrants to purchase a total of 50,000 shares of Common Stock Series A for consulting services rendered.
     In February 2006, we purchased certain technology rights from AdLine Network, LLC, the same company from which we acquired AdLine Gaming, Inc. in 2005 for 700,000 shares of our Common Stock Series A, plus contingent technology license fees (Note 7). We valued these assets and the stock issued in consideration at an estimated fair value of $1,400,000 or $2.00 per share and are amortizing the technology rights acquired as identifiable intangible assets over a five-year period. The rights purchased in 2006 allow us to extend the use of previously acquired technology for “wagering” or “betting” activity to be conducted in the home.
     During 2005, we issued 295,000 shares of Common Stock Series A pursuant to the exercise of 190,000 options and warrants and the conversion of 105,000 shares of preferred stock. We issued another 400,000 shares of Common Stock Series A pursuant to the purchase of AdLine Gaming, Inc. Additionally, we issued 125,000 shares of Common Stock Series A and 125,000 shares of Series D Convertible Preferred Stock without registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D. We paid $35,000 in fees associated with these offerings. Also, we used 596,065 shares of Common Stock Series A in exchange for certain services provided by non-employees and employees, who agreed to accept Common Stock Series A for services in lieu of cash compensation.
     Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B convertible preferred stock on a one-to-five basis. Additionally, the holders of Series B Convertible Preferred Stock have the right, at their election, to sell their shares of Series B convertible preferred stock to us for $5.00 per share at anytime beginning July 31, 2008 through and including October 31, 2008.
     Under the terms of the Series B convertible preferred stock, a certain portion of the proceeds derived from their sale was restricted to fund jackpot security reserves for two of our game products, Nevada Numbers and The Million Dollar Ticket. These terms provide that if at any time we determine that these proceeds are no longer necessary to be used by us to provide jackpot security reserves for either Nevada Numbers or The Million Dollar Ticket then, in each case, each holder of Series B convertible preferred stock will have the right, for 90 calendar days from the date the holders of Series B convertible preferred stock are noticed that such funds are no longer being so used, to sell up to 50% of such holder’s Series B convertible preferred stock to us for $5.00 per share (Note 13).
     Furthermore, at any time after our Common Stock Series A trades on an exchange, we have the right to purchase shares of Series B convertible preferred stock at 125% of the original purchase price plus an additional 10%, or fraction thereof, of the original purchase price for each year, or fraction thereof, that such shares have been outstanding beyond two years from the initial issue date of such shares. In the event we elect to purchase the Series B convertible preferred stock, the holders of the Series B convertible preferred stock will have the option to sell their shares of Series B convertible preferred stock upon the terms described above or convert their shares into Common Stock Series A on a one-to-five basis.
     In the event of our liquidation, dissolution or winding up, and subject to the priority payment to holders of Series A convertible preferred stock from our jackpot account, holders of Series B convertible preferred stock are entitled to receive $5.00 per share.
     In June 2006, a holder of our Series C convertible preferred stock converted 6,000 shares of Series C convertible preferred stock on a one-to-five basis for 30,000 shares of Common Stock Series A. We also acquired 80,340 shares of Common Stock Series A in payment on a note receivable and related accrued interest from a former officer/stockholder amounting to $242,122.
     Stock Warrants and Options. We have both a qualified and a non-qualified stock option plan. Since 2000, options have been granted only under the qualified plan and there are no options presently outstanding under the nonqualified plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans. The exercise price of options issued pursuant to the qualified plan cannot be less than the fair value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options. The stock subject to the qualified plan is limited to 1,250,000 shares of Common Stock Series A.
     We have, from time to time, granted warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions. Warrants to purchase 615,000 shares of Common Stock Series A were issued to officers, directors and to attract and retain key employees during the year ended December 31, 2006.
     Total compensation cost recognized in operations from grants of options and warrants amounted to approximately $503,000 and $280,000 for 2005 and 2006, respectively. The following table summaries our stock option and warrant activity during 2005 and 2006:
Shares Reserved for Options and Warrants and
Weighted Average Exercise Price Per Share

	2005	2006
Beginning balance	3,427,589	5,132,922
	$2.50	$2.33
Granted (1)	1,967,809	3,400,500
	$1.89	$1.85
Exercised	(190,000)	(520,000)
	$0.53	$1.32
Forfeited	(72,476)	(1,551,681)
	$3.52	$1.83
Ending balance	5,132,922	6,461,741
	$2.33	$1.86

(1)	The estimated fair value of shares granted was $1.00-$2.00 and $4.80-$5.00 during 2005 and 2006, respectively.

     The following table summarizes stock options and warrants outstanding at December 31, 2006 as to number exercisable and average remaining life in years:

					Average
			Average		Remaining
	Exercise	Number	Remaining	Number	Life in
	Price	Outstanding	Life in years	Exercisable	years
Options	$1.00	362,623	2.3	319,667	2.4
	$2.00	10,000	3.9	10,000	3.9
	$3.00	125,900	3.2	125,900	3.2
	$4.55	43,000	2.2	38,000	2.1
	$5.00	35,500	4.9	18,415	4.9

Warrants	$1.00	1,518,500	1.4	1,404,475	1.2
	$1.48	2,500,000	4.3	2,500,000	4.3
	$1.15	130,000	0.6	129,987	0.6
	$2.00	230,000	3.3	173,326	3.2
	$2.10	23,809	3.9	23,809	3.9
	$3.00	1,211,508	3.3	791,807	2.7
	$4.00	100,000	3.1	100,000	3.1
	$4.55	68,646	1.0	68,646	1.0
	$5.00	50,000	4.9	16,500	4.9
	$6.00	52,255	1.1	52,255	1.1

		6,461,741	3.1	5,772,787	3.0

     There are approximately 688,954 options and warrants that have been issued but have not vested. Approximately 414,209 of these will vest in 2007, 263,681 in 2008, and 11,064 in 2009.
     We issued a warrant to purchase 1,050,000 shares of our Common Stock Series A pursuant to our July 2005 bridge financing agreement. In April, 2006, we replaced this previously issued warrant with a warrant to purchase 2,500,000 shares of Common Stock Series A. The warrant vested immediately, has a five-year life and has an exercise price of $1.48.
     Due from Officers/Stockholders. The amount due from officers/ stockholders shown as a reduction of stockholders’ equity at December 31, 2005, arose during 2001 from the exercise of non-qualified stock options for the purchase of 630,000 shares of our Common Stock Series A. These were paid in 2006 and bore interest at 4.85% annually.
     Redeemable Preferred Stock. In 2003, we entered into a separation agreement with an officer/stockholder. The terms of the agreement included cash payments to the officer/stockholder of $60,000 and the right of the stockholder, under certain conditions, to require us to repurchase from him up to 75,000 shares of Common Stock Series A at prices ranging up to $3.00 per share through June 15, 2005. As a result of the “put” provision, maximum redemption value of the 75,000 shares, which approximates fair value, net of the related note balance already deducted from stockholders’ equity, was treated as conditionally redeemable equity and classified as a liability, pursuant to Emerging Issue Task Force, Topic D-98, and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and the shares were excluded from the loss per share calculation. However, a settlement was reached with this former officer in 2006 and the conditionally redeemable equity was eliminated with no gain or loss to us.

7. Concentrations, commitments and contingencies:
     Concentrations. There are no significant concentrations of credit risk. In managing credit risk and establishing any allowance necessary for doubtful collection, we consider the customer’s credit history and our relationship, the relative strength of our legal position, the related cost of any proceedings, and general economic conditions. Out receivables are uncollateralized. The maximum losses that we would incur if a customer or customers failed to pay would be limited to the amount due after any allowances provided.
     Historically, we have depended on relatively few suppliers for components and programming for certain of our games. However, this dependence has been substantially mitigated as a result of acquisitions, mostly in 2003, and we believe that such other suppliers are sufficiently available so that any disruption of service would be brief and not have a material adverse effect on our business financial condition, or results of operations.
     All employees, including executive officers, are required to execute an employee invention assignment and confidentiality agreement. In addition, we have agreed to severance arrangements with all executive officers that provide for the payment of six months of base salary following termination of employment for other than cause.
     Effective August 10, 2004, we entered into an employment agreement with John English to serve as our Senior Vice President in charge of strategic business development through August 14, 2009, subject to early termination under certain conditions. Pursuant to the agreement, Mr. English is paid a base salary of $200,000, with automatic annual raises and possible bonus payments. In addition, as part of his compensation, Mr. English was granted warrants to purchase 250,000 shares of Common Stock Series A that are exercisable at $1.00 per share and vest annually at a rate of 20% per year beginning on August 10, 2004. Under the agreement Mr. English is prohibited from competing with us during the term of the agreement and for one year following termination of the agreement. From November 2005 through June 2006, Mr. English also served as our Chief Strategic Officer. Although Mr. English resigned as an executive officer in June 2006, he remained as our Senior Vice President in charge of gaming development.
     Contingent Technology License Fees. We are obligated to pay AdLine Network, LLC, in cash, 5% of our net revenue (defined as gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights as long as the agreement remains in effect.
     Gaming Regulations and Licensing. We are licensed with the state of Nevada as an operator of inter-casino-linked systems, suppliers and distributor of keno and bingo products, parts, and service, and as a keno route operator. From time to time, we will seek licensure in other gaming jurisdictions so that we may similarly participate in the gaming revenue produced by customers for our products in those jurisdictions. Failure to retain our Nevada licenses or to obtain and retain the necessary licenses in other jurisdictions would have a material adverse effect on us.
     We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate the relationship between our liability for progressive jackpots and our gross commitment at December 31, 2005 and December 31, 2006, and related assumptions:

	December 31, 2005
	Progressive
	Jackpot	Gross
	Liability	Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.60% discount rate, the prevailing 20-year Treasury Bond rate	$3,372,291	$3,372,291
Less portion insured through conventional insurance providers	(2,900,000)	—
Other participants	(236,146)	—
Uninsured portion of base progressive jackpot	236,145	—
Present value at 4.60% of the $1,197,766 increase to the progressive jackpot meter	807,843	807,843
Other Games	180,731	1,180,731

	$1,460,864	$5,360,865

	December 31, 2006
	Progressive
	Jackpot	Gross
	Liability	Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.91% discount rate, the prevailing 20-year Treasury Bond	$3,293,613	$3,293,613
Present value at 4.91% of the $1,306,433 increase to the progressive jackpot meter	860,577	860,577
Less portion insured through conventional insurance providers	(2,900,000)	—
Other Games	32,697	1,032,697

	$1,286,887	$5,186,887

     Lease commitments. We lease office and warehouse space under various non-cancelable operating leases expiring through 2008. The lease agreements require us to pay monthly base rent in varying amounts plus common area maintenance charges. Future minimum lease payments under the lease are:

2007	$395,747
2008	322,147
2009	4,872
2010	4,872
2011	2,436

$730,074

     Rent expense for 2005 and 2006 was $229,474 and $258,169 respectively.
8. Income taxes:
     As of December 31, 2006, net operating loss carryovers for federal income tax reporting purposes total approximately $16.0 million and expire between 2013 and 2024. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely that not to occur. Therefore, the related deferred tax asset of $5.6 million has been effectively reduced by a 100% valuation allowance. In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of certain ownership changes described in Internal Revenue Code Section 382.
9. Acquisitions:
     Effective February 18, 2005, we acquired AdLine Gaming, Inc. (ADL), a developer of digital video technology for the gaming industry, in order to secure the platform for our new PortalVision product. The transaction was valued at $1,178,487 including $500,000 cash, assumption of $278,487 in liabilities, 400,000 shares of our Common Stock Series A and warrants to purchase 100,000 shares of our Common Stock Series A for $4.00 per share. The tangible and identifiable intangible assets acquired, including key patents, were valued at an aggregate of $548,152, which resulted in recorded goodwill of $630,335. The goodwill reflected management’s estimate of the value of the business acquired in excess of the tangible and identifiable intangible assets. The purchase price of the ADL acquisition was determined, in part, based on an estimated $1.00 per share value of the our Common Stock Series A issued, which, in turn, was based on the conversion feature of the Series C Convertible Preferred Stock, the most recent transaction in our capital stock. Pro forma operations, as if the acquisition had occurred on January 1, 2005, are not presented as they would not be materially different from our actual operations for 2005, since the acquisition was made and included in the financial statements since February of that year.
     During February 2006, we issued 700,000 shares of Common Stock Series A at $2.00 per share in exchange for the rights to certain intellectual property from AdLine Network, LLC, the same company from which we acquired AdLine Gaming, Inc. in 2005. The rights purchased allow for “wagering” or “betting” activity to be conducted in the home via AdLine Network, LLC technology. We are currently amortizing this asset over an estimated useful life of five years. Further, we will pay AdLine Network, LLC 5% of our net revenue (gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights.
10. Financial Instruments:
     Our financial instruments consist of cash, jackpot reserve deposits, accounts receivable, other assets, accounts payable, and progressive jackpot liability, other accrued expenses, and debt. The fair values of these financial instruments are considered to be equal to book value.
11. Segment Information:
     We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The Casino Games” segment generates income from three games with a fourth one nearly ready to launch. The three games are played in 27 casinos in Nevada and another 18 outside Nevada. Our games consist of keno style games (Nevada Numbers and The Million Dollar Ticket), and Super Bonanza, a bingo style game. The composition of our casino games revenue was approximately 63% bingo and 37% keno for the year ended December 31, 2005 and approximately 67% bingo and 33% keno for the year ended December 31, 2006.
     The “Products” segment generates revenue essentially through the sale of keno and bingo supplies and keno equipment. Supplies include paper products, inside/outside tickets, promotional items and ink for bingo daubers. Supplies accounted for about 66% of our product sales during the year ended December 31, 2005 and 68% of our products sales during the year ended December 31, 2006. Keno system sales accounted for 34% and 32% of products sales for the year ended December 31, 2005 and 2006, respectively.
     The “Other” segment includes revenue from equipment maintenance contracts 43% and 40%

during the years ended December 31, 2005 and 2006, respectively); operation of a keno route (26% for the year ended December 31, 2005 and 2006), the distribution of “hand-held” bingo electronics (24% and 25% for the year ended December 31, 2005 and 2006, respectively) and keno route participation agreements (7% and 9% for the years ended December 31, 2005 and 2006 respectively).
     Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	2005	2006
Revenue
Casino Games	$1,719,753	$1,618,801
Product Sales	2,118,032	1,824,937
Other	1,865,585	1,698,404

	$5,703,370	$5,142,142

Operating income (loss)
Casino Games	$(227,602)	$16,973
Product Sales	683,504	755,554
Other	508,646	353,277
Unallocated	(3,895,033)	(6,452,058)

	$(2,930,485)	$(5,326,254)

Identifiable assets
Casino Games	$5,809,723	$7,219,569
Product Sales	456,634	466,536
Other	496,801	441,242
Unallocated	3,059,916	3,200,577

	$9,823,074	$11,327,924

     Identifiable assets of $9,823,074 and 11,327,924 at December 31, 2005 and 2006, respectively, included recorded goodwill of $955,277 that has not been allocated between Casino Games, Product Sales, and Other.

	2005	2006
Capital expenditures
Casino Games	$94,005	$272,729
Product Sales	5,318	1,300
Other	92,852	85,804
Unallocated	90,501	262,993

	$282,676	$622,826

12. Related Party Transaction:
     In May 2005, we received legal services from a law firm owned in significant part by a director. In payment for these services we issued 50,000 shares of Common Stock Series A valued at $25,000.
13. Subsequent Events:
     Pursuant to an agreement with Treasure Island Las Vegas, a wholly owned subsidiary of MGM Mirage, effective January 1, 2007, Treasure Island will maintain the required base jackpot bankroll for our linked, progressive keno game Nevada Numbers of $2.9 million. Accordingly, this cash is now available for operations.

     On March 15, 2007, pursuant to the terms and conditions of our Series A Convertible Preferred Stock, we exercised our right to convert all shares of Series A Convertible Preferred Stock into shares of Common Stock Series A on a one-for-one basis. On February 12, 2007, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: (1) exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock, or (3) exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.
     On March 22, 2007, we refinanced the terms of our $5,000,000 bridge financing with CAMOFI. Under the new financing arrangement, our monthly principal payments of $208,333 begin in October 2007 rather than in April 2007 as originally scheduled. A balloon amount of $1,875,005 is due in January, 2009 rather than a balloon of $3,125,003 being due in January, 2008. We also received a waiver through December 26, 2007, on the deadline for registration of any shares of Common Stock Series A issuable to CAMOFI. For this refinancing accommodation, we issued CAMOFI warrants to purchase 175,000 shares of Common Stock Series A at $1.48 per share and made a payment of $25,000 to CAMOFI.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
ITEM 8A. CONTROLS AND PROCEDURES.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer.
     Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.
     There were no changes in internal controls over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 8B. OTHER INFORMATION.
     None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     Executive Officers and Directors
     The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Position
Bruce Shepard	57	Interim Chief Executive Officer, Interim President, Chief Financial Officer and Treasurer

Zak Khal	43	Chief Operating Officer and Secretary

Sam Johnson	41	Chief Technical Officer

Russell R. Roth	60	Chairman

Richard H. Irvine(1)(2)	65	Vice-Chairman

Kyleen E. Cane(1)(2)	52	Director

Terry L. Caudill(2)(3)	59	Director

Stephen Crystal	41	Director

Robert M. McMonigle(1)(3)	63	Director

Robert B. Washington(3)	64	Director

(1)	Member of the Compensation and Stock Option Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
     Bruce A. Shepard has served as our Interim Chief Executive Officer and Interim President since March 2007. Mr. Shepard has also served as our Chief Financial Officer since August 2006 and as our Treasurer since October 2006. From July 1989 to July 2006, Mr. Shepard was a partner with PricewaterhouseCoopers LLP in Portland, Oregon. As the head of the Private Companies Section practice, Mr. Shepard worked closely with privately held businesses, assisting them as a proactive business advisor with acquisitions and divestitures, corporate financings, and strategic plans, and public company clients with initial public offerings, secondary offerings, and regulatory SEC filings.
     Zak Khal has served as our Chief Operating Officer since July 2005 and as our Secretary since October 2006. Mr. Khal served as our President from July 2005 until October 2006 and as our Vice President of Operations from 2001 to 2004. From April 1994 through September 2001, Mr. Khal held a variety of positions with Park Place Entertainment, which develops, owns, and operates gaming facilities, including the following: Director of Operations at Park Place Corporate; Assistant Vice President of Casino Operations and Marketing, and Director of Casino Administration at Paris/Bally’s; Games Manager, Casino Administrator, and Senior Operations Analyst at Las Vegas Hilton; and Senior Internal Auditor at Hilton Hotels Corporation.
     Sam Johnson has served as our Chief Technical Officer since February 2005. From August 2001 to February 2005, Mr. Johnson served as the President and CEO of AdLine Network, LLC, which was the parent company of AdLine Gaming, Inc., a gaming technology company, which we acquired in January 2005. In May 1999, Mr. Johnson founded i2Go, a technology company that designed, developed, and marketed the first interactive wireless digital music media delivery system targeted for the automotive market.
     Russell R. Roth has served as our Chairman since April 1998 and has previously served as our Chief Executive Officer until March 2007, as our Chief Financial Officer and Treasurer until July 2006 and as our Secretary until October 2006. Mr. Roth was the feature writer, editor, and co-owner of the Las Vegas Investment Report and managed portfolios for a few select individuals. He served as President of National Investment & Tax Managers, Inc. from September 1994 to April 1996. Mr. Roth was Chief Financial Officer of Sotheby’s Holdings, Inc., an art auction company, from January 1987 to April 1993.
     Richard H. Irvine has served as our Vice-Chairman since March 2007 and as a director of our company since January 2001. Currently, Mr. Irvine is retired. From April 2004 to April 2005, Mr. Irvine served as Senior Vice President, North America for Bally’s Gaming. From January 2002 through January 2004, Mr. Irvine served as Vice President of Sales for A. C. Coin, a gaming company headquartered in Atlantic City, New Jersey. Mr. Irvine served as Chief Operating Officer and Executive Vice President of Planning and Development for GameTech International, Inc. from February 1999 through November 2001. Mr. Irvine served as President and Chief Operating Officer of Mikohn Gaming Corporation from July 1995 until September 1998. From 1993 to 1995, Mr. Irvine served as Senior Vice President – Marketing and Entertainment for Boomtown, Inc. Mr. Irvine was Vice President of Marketing for worldwide Walt Disney attractions from 1991 to 1993. Mr. Irvine has served as a director of GameTech International, Inc. since September 2005.
     Kyleen E. Cane has served as a director of our company since July 2001. Since 1997, Ms. Cane has maintained a securities law practice at the firm of Cane Clark, LLP in Las Vegas, Nevada. Cane Clark, LLP has provided legal services to us from time to time since 2000. From May 1989 to June 2001, Ms. Cane served as the President and Chief Executive Officer of Tele-Lawyer, Inc., a company that was subsequently acquired by Legal Access Technologies, Inc., a publicly reporting Nevada corporation in 2001. From June 2001 until December 2004, Ms. Cane served as Chairman and Chief Executive Officer of Legal Access Technologies, Inc.
     Terry L. Caudill has served as a director of our company since July 2006. Since August 2003, Mr. Caudill has owned and served as President, Treasurer, Secretary, and director of Four Queens Hotel and Casino in downtown Las Vegas, Nevada. Mr. Caudill also currently owns the Magoo’s Gaming Group, which operates 14 full service restaurants and gaming bars. From 1983 to 1994, Mr. Caudill worked for Circus Circus Enterprises, Inc., the predecessor of the Mandalay Resort Group, in various positions including internal auditor, Corporate Vice President and Chief Accounting Officer, and Corporate Treasurer.
     Stephen A. Crystal has served as a director of our company since March 2007. Mr. Crystal served as our President from October 2006 until March 2007 and our Chief Marketing Officer from June 2006 until March 2007. Mr. Crystal also previously served as a director of our company from October 2005 until October 2006. Between February 2000 and December 2005, Mr. Crystal served as the Co-Founder, Vice-Chairman, and President of Barrick Gaming, a wholly owned subsidiary of Barrick Corporation, which owned and operated hotel-casinos in Las Vegas, Nevada. Mr. Crystal has been involved in gaming development and operations in numerous gaming jurisdictions since 1993 as general counsel to the Barrick family of businesses. Mr. Crystal has been a member of the Young Presidents Organization since 2004.
     Robert M. McMonigle has served as a director of our company since November 2006. Mr. McMonigle spent 17 years with International Game Technology, 13 years of which he served as the Executive Vice President of Sales, leading the company through worldwide gaming development and a driving force behind domestic and international sales. In 2003, Mr. McMonigle joined American Gaming & Electronics as its President and Chief Operating Officer. Mr. McMonigle later founded Boger

Enterprises, a Nevada-based novelty sign company. Mr. McMonigle also consults in sales and marketing activities for Aristocrat Technologies.
     Robert B. Washington has served as a director of our company since July 2006. Since May 2004, Mr. Washington has served as Chairman and Chief Executive Officer of Caribbean Cage, LLC, a holding company for certain video lottery gaming, entertainment, and gaming companies located in the Caribbean. In addition, from June 1997 through May 2006, Mr. Washington served as Chairman of a number of lottery, entertainment, and gaming companies. From October 1997 through February 1999, Mr. Washington was a partner in the law firm of Washington & Christian LLP, which specializes in public law, public finance, litigation, commercial and partnership law, and lobbying and public policy matters.
     Board Composition
     Our Board of Directors currently consists of seven members: Russell R. Roth, Kyleen E. Cane, Terry L. Caudill, Richard H. Irvine, Stephen Crystal, Robert M. McMonigle, and Robert B. Washington. Unless the director resigns or is removed, each director serves until the next annual meeting of stockholders, at which time the director is re-elected. There are no family relationships among our directors and executive officers. Our Board of Directors has determined that five of the seven members of our Board of Directors are currently independent under the listing standards of the Nasdaq Global Market.
     During 2006, our Board of Directors held ten regularly scheduled meetings and no special meetings. Each member of our Board of Directors attended at least 75% of our regularly scheduled meetings and special meetings. Our Board of Directors also took action by written consent on two occasions.
     Board Committees
     Our Board of Directors has the authority to appoint committees to delegate the authority of the full Board of Directors to perform certain functions. Our Board of Directors currently has an Audit Committee, Compensation and Stock Option Committee, and a Corporate Governance and Nominating Committee.
     Audit Committee
     We are not required to but nevertheless have an Audit Committee that oversees our accounting, reporting, and financial control practices. Our Board of Directors has adopted an Audit Committee charter setting forth the responsibilities of the audit committee, which includes the following:
•	overseeing and monitoring our accounting, financial reporting processes, audits, and the integrity of our financial statements;

•	appointing and overseeing the work of our independent accountants and reviewing the adequacy of our system of overseeing the independent accountant’s qualifications, independence, and performance;

•	assisting our Board of Directors in the oversight and monitoring of our compliance with legal and regulatory requirements;

•	reviewing our internal accounting and financial controls; and

•	reviewing our audited financial statements and reports and discussing the financial statements and reports with management, including any significant adjustments,

management judgments and estimates, new accounting polices, and disagreements with management.
     The members of our Audit Committee are Terry L. Caudill, Richard H. Irvine, and Kyleen E. Cane. Mr. Caudill serves as the chairman of the Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee is “independent’’ as would be required by the rules of the SEC and the Nasdaq Global Market if the Company were subject to such rules. Our Board of Directors has determined that Mr. Caudill would qualify as an “audit committee financial expert’’ under the rules of the SEC.
     During 2006, our Audit Committee held three regularly scheduled meeting and no special meetings. Each member of our Audit Committee attended at least 75% of our regularly scheduled meetings and special meetings. Our Audit Committee also took no action by written consent.
     Compensation and Stock Option Committee
     Our Compensation and Stock Option Committee reviews the performance and development of management in achieving corporate goals and objectives and assures that our senior executives are compensated in a manner consistent with our corporate strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, the Compensation and Stock Option Committee oversees, reviews, and administers all compensation, equity, and employee benefit plans and programs. Currently, our Compensation and Stock Option Committee has no existing policy with respect to the specific relationship of corporate performance to executive compensation. Our Compensation and Stock Option Committee plans to set executive compensation to attract and retain high quality and experienced individuals and to align the interests of management and stockholders by providing executives with equity incentives. Our Board of Directors has adopted a Compensation and Stock Option Committee charter setting forth the responsibilities of the Compensation and Stock Option Committee, which includes the following:
•	reviewing and approving compensation strategy,

•	reviewing and determining the compensation of executive officers and non-employee directors, and

•	administering our equity incentive plans.
     The members of our Compensation and Stock Option Committee are Kyleen E. Cane, Robert M. McMonigle, and Richard H. Irvine. Ms. Cane serves as the chairman of the Compensation and Stock Option Committee. Our Board of Directors has determined that each of the members of our Compensation and Stock Option Committee is “independent’’ as required by standards required by the Nasdaq Global Market.
     During 2006, our Compensation and Stock Option Committee held two regularly scheduled meetings and no special meetings. Each member of our Compensation and Stock Option Committee attended at least 75% of our regularly scheduled meetings and special meetings. Our Compensation and Stock Option Committee also took no action by written consent.
     Corporate Governance and Nominating Committee
     The purpose of the Corporate Governance and Nominating Committee is to identify qualified individuals to become members of our Board of Directors, select the director nominees to be presented for election at each annual meeting of stockholders, regularly develop, review, and recommend to the board a set of corporate governance policies applicable to us, and provide oversight for the evaluation of the performance of the board. Our Board of Directors has adopted a Corporate Governance and

Nominating Committee charter setting forth the responsibilities of the Corporate Governance and Nominating Committee which, among other functions, include:
•	nominating and qualifying directors,

•	identifying and recommending appointees to serve on key committees,

•	reviewing and recommending changes to the size of the Board of Directors, and

•	assessing and evaluating corporate governance principles.
     The Corporate Governance and Nominating Committee identifies individuals qualified to stand for re-election or to become new members of the Board of Directors by reviewing the candidate’s qualifications, expertise, and characteristics, as well as the candidate’s availability and willingness to serve. A candidate for nomination for the Board of Directors must have the following minimum qualifications:
•	the candidate must demonstrate integrity, accountability, informed judgment, financial literacy, creativity, and vision;

•	the candidate must be prepared to represent the best interests of all of our stockholders, not just those of one particular constituency;

•	the candidate must have a record of professional accomplishment in his or her chosen field; and

•	the candidate must be prepared and able to participate fully in board of director activities, including membership on board committees.
     In addition to the above guiding qualifications, the Corporate Governance and Nominating Committee’s decisions regarding director nominations are based upon the belief that it is important to have directors from various backgrounds and professions to assure that the Board of Directors has a wealth of experience from which to base its decisions. Consistent with this philosophy, in addition to the minimum standards set forth above, business and managerial experience and an understanding of financial statements are very important.
     The members of our Corporate Governance and Nominating Committee are Robert B. Washington, Robert M. McMonigle, and Terry L. Caudill. Mr. Washington serves as chairman of the Corporate Governance and Nominating Committee. Our Board of Directors has determined that each member of our Corporate Governance and Nominating Committee is “independent’’ as defined under, and required by, the federal securities laws and the rules of the Nasdaq Global Market, including Rule 10A-3(b)(i) under the Securities Exchange Act of 1934.
     During 2006, our Corporate Governance and Nominating Committee held two regularly scheduled meetings and no special meetings. Each member of our Corporate Governance and Nominating Committee attended at least 75% of our regularly scheduled meetings and special meetings. Our Corporate Governance and Nominating Committee also took no action by written consent.
     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3, 4 and 5.

Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2006, and upon a review of Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2006, or upon written representations received by us from certain reporting persons that no Forms 5 were required for those persons, we believe that during the fiscal year ended December 31, 2006, such reporting persons complied with the filing requirements of Section 16(a), except for Robert M. McMonigle, Robert B. Johnson and Stephen A. Crystal with respect to their Form 3’s and Russell R. Roth, Robert B. Washington, Stephen A. Crystal and Sam Johnson with respect to single instances involving Form 4’s. Such Form 3’s and 4’s were subsequently filed.
     Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all of our directors, officers, and employees. This Code of Conduct is available upon written request to Las Vegas Gaming, Inc., Attention: Secretary, 4000 West Ali Baba, Suite D, Las Vegas, Nevada 89118. The Audit Committee of the Board of Directors is responsible for overseeing the Code of Conduct. Our Board of Directors must approve any waivers of the Code of Conduct for directors and executive officers.

ITEM 10. EXECUTIVE COMPENSATION.
     The compensation of our executive officers is administered by our Compensation and Stock Option Committee. In particular, this committee establishes the compensation of our executive officers and reviews the performance and development of our executive officers in achieving corporate goals and objectives. Generally, the compensation of our executive officers consists of two cash components, base salary and year-end bonus, and one long-term incentive component, stock options. The base salary and year-end bonus are designed to compensate the executive for individual performance and for overall company performance. The stock options are granted to aid in the retention of executive officers and are designed to align the interests of executive officers with those of our stockholders. Notwithstanding the foregoing, our Compensation and Stock Option Committee does not have a specific policy with respect to the exact relationship of corporate performance to executive compensation. With the recent resignation of Russell R. Roth as our chief executive officer, we are currently conducting a search for a chief executive officer. Due to our limited resources and the highly competitive industry in which we operate, we may find it difficult to attract candidates for a chief executive officer.
     Summary Compensation Table
     The following table sets forth, for the periods indicated, compensation for services rendered in all capacities to us for the period indicated, received by our Chief Executive Officer, our two most highly compensated executive officers who served as executive officers as of December 31, 2006 and a former executive officer who would have been one our most highly compensated executive officers but for his resignation on June 11, 2006.

						All Other
				Stock	Option	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation(2)	Total(3)
Position(1)	Year	($)	($)	($)	($)	($)	($)
Russell R. Roth	2006	125,630	120,000	—	—	—	245,630
Chief Executive Officer and	2005	133,305	15,000	(4)	—	—	148,305
Chairman(4)	2004	125,030	—	—	(4)	—	125,030

Sam Johnson	2006	235,764	—	—	—	—	235,764
Chief Technical Officer(5)	2005	201,375	—	(5)	(5)	—	201,375
	2004	—	—	—	—	—	—

Zak Khal	2006	176,931	—	—	—	—	176,931
President and Chief	2005	144,000	—	(6)	(6)	—	144,000
Operating Officer(6)	2004	144,000	—	—	(6)	—	144,000

John English	2006	215,347	—	—	—	20,700	236,047
Senior Vice President(7)	2005	214,965	—	(7)	—	2,537	217,502
	2004	56,354	—	—	(7)	—	56,354

(1)	Mr. Shepard and Mr. Crystal are not listed in this table as they were employed by us for only a portion of 2006 and did not earn compensation in excess of $100,000 during 2006.

(2)	In terms of perquisites, Mr. English is the only person in the table above that receives a perquisite, where said perquisite relates to the use of a vehicle leased by us.

(3)	Since the executive officers did not receive any non-equity incentive plan compensation or any nonqualified deferred compensation earnings, we have intentionally omitted these columns from this table.

(4)	On March 13, 2007, Mr. Roth resigned as our Chief Executive Officer, but remains as our Chairman. We issued to Mr. Roth 85,000 shares of Common Stock Series A in 2005 and warrants to purchase 160,000 shares of Common Stock Series A in 2006.

(5)	In 2005, we issued to Mr. Johnson 22,500 shares of Common Stock Series A and warrants to purchase 100,000 shares of Common Stock Series A.

(6)	In 2005, we issued to Mr. Khal 50,000 shares of Common Stock Series A and warrants to purchase 99,000 shares of Common Stock Series A. In 2004, we issued to Mr. Khal warrants to purchase 100,000 shares of Common Stock Series A in 2004.

(7)	On June 11, 2006, Mr. English resigned as an executive officer, but remained as our Senior Vice President in charge of gaming development. In 2005, we issued to Mr. English 20,000 shares of Common Stock Series A. In 2004, we issued to Mr. English warrants to purchase 259,000 shares of Common Stock Series A.
     Employment Arrangements
     All employees, including executive officers, are required to execute an employee invention assignment and confidentiality agreement. In addition, we have agreed to severance arrangements with all executive officers that provide for the payment of six months of base salary following termination of employment for other than cause.
     Effective August 10, 2004, we entered into an employment agreement with John English to serve as our Senior Vice President in charge of strategic business development through August 14, 2009, subject to early termination under certain conditions. Pursuant to the agreement, Mr. English is paid a base salary of $200,000, with automatic annual raises and possible bonus payments. In addition, as part of his compensation, Mr. English was granted warrants to purchase 250,000 shares of Common Stock Series A that are exercisable at $1.00 per share and vest annually at a rate of 20% per year beginning on August 10, 2004. Under the agreement Mr. English is prohibited from competing with us during the term of the agreement and for one year following termination of the agreement. From November 2005 through June 2006, Mr. English also served as our Chief Strategic Officer. Although Mr. English resigned as an executive officer in June 2006, he remained as our Senior Vice President in charge of gaming development.
     Stock Option Plan (2000)
     In 2000, our Board of Directors adopted Stock Option Plan (2000). Pursuant to the plan, we are authorized to issue options to officers, directors, employees and consultants to purchase an aggregate of 1,250,000 shares of Common Stock Series A. As of December 31, 2006, we have issued options to purchase 884,673 shares of Common Stock Series A and have 368,327 shares of Common Stock Series A reserved for issuance under the plan.
     The plan is administered by our Compensation and Stock Option Committee. The exercise price shall be determined at the time of grant and shall not be less than 85% of the fair value of our Common Stock Series A. In the case of any option granted to an employee possessing more than 10% of the total voting power of our Common Stock Series A, the exercise price shall not be less than 110% of the fair value of our Common Stock Series A. Unless otherwise determined by our Compensation and Stock Option Committee, each option shall expire upon the earlier of ten years from the date of grant; five years from the date of grant for an option holder who possesses more than 10% of the voting power of our Common Stock Series A; three months after the termination of the option holder’s status as an officer, director, employee, or consultant; and one year after the death or disability of the option holder. The plan may be amended by our Board of Directors without stockholder approval unless the amendment increases the total number of shares reserved under the plan, changes the class of persons eligible to receive options under the plan, reduces the exercise price, extends the term of the option, or adversely affects any of the then outstanding options.
     Outstanding Equity Awards At Fiscal Year-End
     The following table sets forth certain information with respect to unexercised stock options (including warrants) held by our named executive officers as of December 31, 2006. Our named executive officers did not own any unvested stock awards or any equity incentive plan awards as of December 31, 2006.

	Option/Warrant Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options/	Options/	Option/Warrant
	Warrants	Warrants	Exercise	Option/Warrant
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Russell R. Roth	25,000	—	$2.00	05/01/2008
Russell R. Roth	160,000	—	$1.00	12/31/2009
Russell R. Roth	21,500	—	$3.00	03/01/2010
Sam Johnson	125,335	33,333	$2.00	09/19/2010
Zak Khal	200,000	—	$1.00	08/31/2008
Zak Khal	15,000	—	$4.55	11/11/2008
Zak Khal	75,000	25,000	$1.00	12/31/2009
Zak Khal	66,000	33,000	$3.00	05/09/2010
John English	126,000	84,000	$1.00	08/09/2009
Bruce Shepard	83,333	166,667	$3.00	06/13/2011
     Director Compensation
     The following table sets forth certain information with respect to stock options and warrants granted to the members of our Board of Directors outstanding as of December 31, 2006. The members of our Board of Directors were not issued any equity incentive plan awards or any nonqualified deferred compensation earnings as of December 31, 2006.

	Fees Earned			All Other
	or Paid in	Stock	Option	Compen-
	Cash	Awards	Awards	sation	Total
Name	($)	($)	($)	($)	($)
Russell R. Roth	—	—	—	—	—
Kyleen E. Cane	—	—	—	—	—
Terry L. Caudill	—	—	50,000	—	50,000
Stephen Crystal(1)	—	—	—	—	—
Richard H. Irvine	—	—	—	—	—
George Kelesis(2)	—	—	50,000	—	50,000
Robert M. McMonigle	—	—	50,000	—	50,000
Robert B. Washington	—	—	50,000	—	50,000

(1)	Mr. Crystal resigned as a director in October 2006.

(2)	Mr. Kelesis resigned as a director in October 2006.
     Our directors who are also our employees do not receive additional compensation for their service as directors. Beginning in April 2007, we will pay each of our non-employee directors a monthly director’s fee of $2,000 for serving on our Board of Directors. We will pay an additional monthly fee of $1,000 to the non-employee chairpersons of the Board committees. At each meeting at which they are elected or re-elected, our non-employee directors will receive options to purchase 10,000 shares of our Common Stock Series A. Our directors will be also reimbursed for out-of-pocket expenses incurred in attending board and committee meetings.
     In exchange for their services as our directors, we issued warrants to purchase 50,000 shares of Common Series A Stock to Kyleen E. Cane and Richard H. Irvine during the year ended December 31, 2005. In addition, we issued warrants to purchase 10,000 shares of our Common Stock Series A to Mr. Irvine during the year ended December 31, 2005 for serving as the liaison to our advisory board. We issued warrants to purchase 10,000 shares of Common Stock Series A to Terry Caudill and Robert Washington and stock options to purchase 10,000 shares of Common Stock Series A to Robert McMonigle during the year ended December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of our Common Stock Series A as of December 31, 2006 by the following:
•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.
     As of December 31, 2006, we were not aware of any person beneficially owning more than 5% of our outstanding Common Stock Series A. Although we have issued to CAMOFI a warrant to purchase 2,500,000 shares of Common Stock Series A and a senior secured convertible note convertible into shares of our Common Stock Series A, CAMOFI is contractually restricted from owning more than 4.99% of outstanding shares of common stock.

	Number of Shares	Percent Beneficially
Name of Beneficial Owner (1)	Beneficially Owned (2)	Owned(2)
Executive Officers and Directors:
Russell R. Roth (3)	1,225,677	12.5%
Sam Johnson (4)	577,017	5.9%
Zak Khal (5)	471,000	4.8%
Stephen A. Crystal (6)	403,333	4.1%
Kyleen E. Cane (7)	143,500	1.5%
Terry L. Caudill (8)	110,000	1.1%
Richard H. Irvine (9)	100,000	1.0%
Bruce A. Shepard (10)	83,333	*
Robert B. Washington (11)	10,000	*
Robert M. McMonigle(12)	10,000	*
All officers and directors as a group (10 persons) (13)	3,133,860	31.9%

*	Less than 1%.

(1)	The address of each officer or director is c/o Las Vegas Gaming, Inc., Attention: Investor Relations, 4000 West Ali Baba, Suite D, Las Vegas, Nevada 89118.

(2)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock Series A shown beneficially owned, subject to applicable community property laws. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock Series A subject to derivative securities held by that person that are exercisable within 60 days of December 31, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person. The percentages shown are calculated based on 9,819,680 shares of Common Stock Series A outstanding on December 31, 2006.

(3)	Represents 959,177 shares of Common Stock Series A; 60,000 shares of Common Stock Series A held by Mr. Roth’s spouse; options to purchase 181,500 shares of Common Stock Series A; and warrants to purchase 25,000 shares of Common Stock Series A. The beneficial ownership of Mr.

Roth does not include 100 shares of Common Stock Series A beneficially owned by Rebecca Candelaria, Mr. Roth’s daughter; 100 shares of Common Stock Series A beneficially owned by Danielle Roth, Mr. Roth’s daughter; and 2,500 warrants to purchase Common Stock Series A beneficially owned by Nancy Roth, Mr. Roth’s sister, all of which are vested and exercisable.

(4)	Represents 451,682 shares of Common Stock Series A and warrants to purchase 158,668 shares of Common Stock Series A of which warrants to purchase 125,335 shares are vested and exercisable.

(5)	Represents 90,000 shares of Common Stock Series A; options to purchase 100,000 shares of Common Stock Series A all of which are vested and exercisable; and warrants to purchase 314,000 shares of Common Stock Series A of which warrants to purchase 281,000 shares are vested and exercisable.

(6)	Represents 185,000 shares of Common Stock Series A issued to JMC Investments, L.L.C.; 125,000 shares of Common Stock Series A issuable upon conversion of 125,000 shares of Series D convertible preferred stock issued to JMC Investments, L.L.C.; options to purchase 10,000 shares of Common Stock Series A all of which are vested; and warrants to purchase 250,000 shares of Common Stock Series A of which warrants to purchase 83,333 shares are vested and exercisable. Mr. Crystal is the manager and member of JMC Investments, L.L.C. and has sole voting and dispositive power with respect to such shares.

(7)	Represents 53,500 shares of Common Stock Series A, options to purchase 40,000 shares of Common Stock Series A, and warrants to purchase 50,000 shares of Common Stock Series A. All options and warrants were exercised into Common Stock Series A in March 2007.

(8)	Represents 100,000 shares of Common Stock Series A and warrants to purchase 10,000 shares of Common Stock Series A.

(9)	Represents 10,000 shares of Common Stock Series A, options to purchase 40,000 shares of Common Stock Series A; and warrants to purchase 50,000 shares of Common Stock Series A all of which are vested and exercisable.

(10)	Represents warrants to purchase 250,000 shares of Common Stock Series A, of which warrants to purchase 83,333 shares are vested and exercisable.

(11)	Represents warrants to purchase 10,000 shares of Common Stock Series A all of which are exercisable.

(12)	Represents options to purchase 10,000 shares of Common Stock Series A.

(13)	Represents 1,909,359 shares of Common Stock Series A; 125,000 shares of Common Stock Series A issuable upon conversion of 125,000 shares of Series D convertible preferred stock; options to purchase 356,500 shares of Common Stock Series A; and warrants to purchase 718,000 shares of Common Stock Series A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Loans to Executive Officers
     During 2001 and 2002, we loaned to Russell R. Roth, our Chairman, $248,000, representing the funds needed to exercise all of his non-qualified stock options and pay the federal income taxes due upon exercise. The loan required the payment of interest of 4.85% per annum during the first four years with the balance due on June 15, 2006. Mr. Roth paid $100,000 toward the repayment of this debt in 2004 and repaid the remaining outstanding amount in June 2006.
     During 2001 and 2002, we loaned to Gary G. Baldwin, our former Vice President and a former director, $220,000, representing the funds needed to exercise all of his non-qualified stock options and pay the federal income taxes due upon exercise. The primary intent of the loans was the same as that for the loans to Mr. Roth. The loan required the payment of interest of 4.85% per annum during the first four years with the balance due on June 15, 2006. The loan was repaid in June 2006 through the surrender of 80,340 shares of Common Stock Series A.
     Compensation Arrangements
     During 2005, we entered into arrangements with certain executive officers and service providers to issue shares of Common Stock Series A at a negotiated fair value of $0.50 per share in exchange for the agreement to reduce their salaries or compensation for services rendered. As a result, we issued the following shares of Common Stock Series A: 170,000 shares to Russell R. Roth, 45,000 shares to Sam Johnson, 100,000 shares to Zak Khal, 50,000 shares to Kyleen E. Cane, and 40,000 shares to John English.
     Separation Agreement with Gary G. Baldwin
     In 2003, we entered into a separation agreement with Gary G. Baldwin under which Mr. Baldwin received a cash payment of $30,000, the right to receive contingent future consideration of $30,000, and the limited right to have us repurchase up to 75,000 shares of Common Stock Series A at prices up to $3.00 per share. The shares that were subject to the repurchase right were surrendered as part of the repayment of a loan in June 2006.
     Acquisitions Involving AdLine Network, LLC
     On January 14, 2005, we entered into an Agreement and Plan of Merger to acquire all of the outstanding common stock of AdLine Gaming, Inc. from AdLine Network, LLC in a transaction valued at $1,178,487, including the payment of $500,000 in cash, the issuance of 400,000 shares of Common Stock Series A, the issuance of warrants to purchase 100,000 shares of Common Stock Series A and the assumption of $278,487 in liabilities. Following consummation of the merger, we appointed Sam Johnson, former Chief Executive Officer and President and current shareholder of AdLine Network, LLC, as our Chief Technology Officer. As a result of the acquisition, Mr. Johnson received 234,674 shares of our Common Stock Series A.
     Additionally, on February 1, 2006, we entered into a Waiver and Release Agreement with AdLine Network, LLC whereby, in exchange for 700,000 shares of our Common Stock Series A, we acquired world-wide exclusive rights to certain technologies that permit at home wagering and betting and were released from any claims that AdLine Network, LLC may have had against us.
     Further, as part of the agreement, we are required to pay AdLine Network, LLC 5% of our net revenue (our gross revenue less the theoretical cost of any pay outs) derived from any at home wagering and betting. Mr. Johnson is a 40% member of AdLine Network, LLC. As a result of the acquisition, Mr. Johnson received 372,009 shares of our Common Stock Series A.
     Agreements for Services
     In 2006, we entered into a consulting agreement with JMC Investments, L.L.C., an entity managed and owned by Stephen A. Crystal, a director of our company. During the 90-day term of the consulting agreement, JMC Investments, L.L.C. is to assist in designing, developing, and implementing our sales efforts and in fulfilling our funding needs. In exchange, we have agreed to pay JMC Investments, L.L.C. compensation of $10,000 per month and a one-time grant of 60,000 shares of Common Stock Series A. On June 15, 2006, Mr. Crystal accepted our offer of employment as our President and Chief Marketing Officer and agreed to terminate any further obligation under the consulting agreement. As an employee, Mr. Crystal was issued an option to purchase 20,000 shares of Common Stock Series A with an exercise price of $3.00 per share. On March 16, 2007, Mr. Crystal was re-appointed to our Board of Directors and concurrently resigned as our President and Chief Marketing Officer.
     Since 1999, Cane Clark, LLP has provided legal services to us. Kyleen E. Cane, a director of our company, is a partner of Cane Clark, LLP. In exchange for the services provided by Ms. Cane and Cane Clark, LLP, we issued 50,000 shares of Common Stock Series A to Ms. Cane in 2005 at a negotiated fair value of $0.50 per share and paid cash fees of $625, $34,256, and $25,299 in 2006, 2005, and 2004, respectively.
     Sale of Series D Convertible Preferred Stock
     In October 2005, JMC Investments, L.L.C., an entity managed and owned by Stephen A. Crystal, purchased 125,000 shares of Series D Convertible Preferred Stock at a price of $2.00 per share and 125,000 shares of Common Stock Series A at a price of $2.00 per share. The terms of the transaction were negotiated with Mr. Crystal prior to his appointment to our Board of Directors.
     Letters of Intent
     We have entered into letters of intent with certain third parties to install the PortalVision system. These commitments generally provide that we will supply our PortalVision system in exchange for certain fees and a share of the revenue produced. The material terms of the commitments have not been fully agreed upon and are subject to certain conditions and limitations, including obtaining regulatory approval of the PortalVision system. Of these third parties, we have entered into letters of intent with the Four Queens Hotel and Casino, a hotel casino controlled by Terry L. Caudill, a director, and Caribbean Cage, LLC, a slot route operator based in Puerto Rico controlled by Robert B. Washington, a director.
ITEM 13. EXHIBITS.
     The exhibits to this Form 10-KSB are listed in the Exhibit Index to this Form 10-KSB and are incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.
     Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada, or PBTK, served as our independent public accountants and auditors for fiscal years ended December 31, 2006 and 2005.
     Our Board of Directors is responsible for pre-approving all audit and permissible non-audit services provided by our independent auditor, PBTK, with certain limited exceptions. Our Board of Directors has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence. All of the services provided and fees charged by PBTK in 2006 and 2005 were approved by our Board of Directors.
     For the fiscal years ended December 31, 2006 and 2005, the fees for services billed by PBTK were as follows:

	December 31, 2006	December 31, 2005
Audit fees	$150,492	$55,436
Audit-related fees	1,318	14,849
Tax fees	7,752	17,600
All other fees	0	16,264

	$159,562	$104,149

     Audit fees generally included fees related to the audit of our annual financial statements included in our Form 10-KSB’s, the review of our interim financial statements included in our Form 10-QSB’s and the consents and assistance in connection with other filings and public offering documents filed with the Securities and Exchange Commission.
     Audit related fees generally included fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, such as accounting consultations concerning financial accounting and reporting standards, internal control reviews and other non-statutory attestation services.
     Tax fees generally included fees for professional services rendered with respect to tax compliance, tax advice and tax planning, such as the preparation of tax returns, claims for refunds, payment planning and tax law interpretation.
     All other fees generally included fees related to miscellaneous, non-recurring engagements, such as attending meetings and other miscellaneous financial consulting.
     There were no fees billed by our auditors directly or indirectly for operating, or supervising the operation of, our information system or managing our local area network or for designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements taken as a whole. As there were no fees billed or expended for the above services, our Board of Directors did not consider whether such expenditures were compatible with maintaining the auditor’s independence.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc. (Registrant)

By:	/s/ Bruce A. Shepard

Bruce A. Shepard, Interim Chief Executive Officer, Interim President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

Date:	April 2, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Shepard Bruce A. Shepard	Interim Chief Executive Officer, Interim President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)	April 2, 2007

/s/ Russell R. Roth Russell R. Roth	Director	April 2, 2007

/s/ Kyleen E. Cane Kyleen E. Cane	Director	April 2, 2007

Director
Terry L. Caudill

Director
Stephen Crystal

/s/ Richard H. Irvine Richard H. Irvine	Director	April 2, 2007

/s/ Robert M. McMonigle Robert M. McMonigle	Director	April 2, 2007

Director
Robert B. Washington

EXHIBIT INDEX

Exhibit	Document Description	Page
2.1	Stock Purchase Agreement dated June 30, 2002, by and among registrant, Imagineering Systems, Inc., Ron Mach, and Alicia Mach and Bill Williams.	(8)

2.2	Agreement and Plan of Merger dated April 30, 2003 among registrant, Las Vegas Twin, Inc., Triple Win in Nevada, Inc. and Robert G. Ducaj, II, John Mulligan, Leta K. Mulligan, and Michael Cassidy.	(3)

2.3	Closing Agreement for Stock Purchase dated July 1, 2003 by and among the registrant, Imagineering Systems, Inc., Ron Mach and Alicia Mach and Bill Williams.	(4)

2.4	Agreement and Plan of Merger dated January 14, 2005, among the registrant, AdLine Gaming, Inc. and AdLine Network, LLC.	(5)

3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on April 28, 1998.	(1)

3.2	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on June 7, 2000.	(2)

3.3	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on December 8, 2005.	(8)

3.4	Certificate of Correction, as filed with the Nevada Secretary of State on July 14, 2006.	(9)

3.5	Certificate of Designation for Series A Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)

3.6	Certificate of Designation for Series B Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)

3.7	Certificate of Designation for Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)

3.8	Certificate of Designation for Series D Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)

3.9	Certificate of Designation for Common Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)

3.10	Certificate of Designation for Series E Convertible Preferred Stock, as filed with the Nevada Secretary of State on December 29, 2006.	(11)

3.11	Amended Bylaws dated as of July 23, 2001.	(8)

10.1	Stock Option Plan (2000) dated January 1, 2000.	(10)

10.2	First Amendment to the Stock Option Plan (2000) dated July 27, 2006.	(10)

10.3	Consulting Agreement dated March 31, 2005 by and between registrant and Michael Shillan/Shillan Co., LLC.	(8)

10.4	Gamblers Bonus Sweepstakes Agreement dated March 31, 2005 between registrant and United Coin Machine Company.	(8)

10.5	License Agreement dated July 8, 2005 between registrant and Leroy’s Sports and Horse Place.	(8)

10.6	License Agreement dated July 11, 2005 between registrant and Leroy’s Sports and Horse Place.	(8)

10.7	Memorandum of Understanding for the Use of PortalVision for Account Wagering between registrant and Computerized Bookmaking Systems, Inc.	(8)

10.8	Waiver and Release Agreement dated February 1, 2006 between registrant and AdLine Network, LLC.	(6)

10.9	Assignment Agreement dated February 1, 2006 between registrant and AdLine Network, LLC.	(8)

Exhibit	Document Description	Page
10.10	Securities Purchase Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(7)

10.11	Senior Secured Convertible Note dated March 31, 2006 in favor of CAMOFI Master LDC.	(8)

10.12	Registration Rights Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)

10.13	Warrant Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)

10.14	Security Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)

10.15	Subsidiary Guarantee dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)

10.16	Consulting Agreement dated April 1, 2006 between registrant and JMC Investments, L.L.C.	(8)

10.17	Subcontractor Purchase Agreement dated May 20, 2006 between registrant and Spectral Response, Inc.	(10)

10.18	Form Offer of Employment.	(8)

10.19	Letter Agreement with CAMOFI Master LDC dated March 22, 2007.	(12)

21.1	List of Subsidiaries of Registrant.	*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form 10-SB12G/A filed June 19, 2000.

(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed April 12, 2001.

(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB filed May 20, 2003.

(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB filed August 9, 2003.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 24, 2005.

(6)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed April 17, 2006.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed April 7, 2006.

(8)	Incorporated by reference to the registrant’s Annual Report, as amended, on Form 10-KSB/A filed July 19, 2006.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 19, 2006.

(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 28, 2006.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 8, 2007.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 28, 2007.