Form 10QSB
period 2007-03-31
LAS VEGAS GAMING INC
filed 2007-05-15
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada 89118
(Address of principal executive offices)

(702) 871-7111
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  11,207,903 shares of Common Stock Series A, $.001 par value, as of March 31, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

LAS VEGAS GAMING, INC.

FORM 10-QSB

_________________________________

PortalVision, PromoVision, SlottoVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks. This report may contain trademarks and trade names of other parties, corporations, and organizations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31 2006	March 31, 2007 (Unaudited)
Current assets
Cash	$1,675,588	$2,991,548
Investment in marketable trading securities	150,806	143,336
Accounts receivable, net of allowance of $9,096 and $11,937	466,222	519,124
Inventories	514,972	489,562
Prepaid expenses, deposits and other	576,090	463,186
Jackpot reserve deposits	4,154,190	1,706,343
	7,537,868	6,313,099
Equipment and software, net of accumulated depreciation of $1,329,140 and $1,424,625	917,835	1,004,580

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $616,170 and $736,844	1,800,066	1,679,392
Other long term assets	116,878	136,852
	$11,327,924	$10,089,200
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,189,947	$869,310
Current portion of long-term debt	1,310,874	983,644
Progressive jackpot liability	1,625,051	1,706,343
	4,125,872	3,559,297
Long-term debt	3,144,903	3,016,126
Conditionally redeemable equity
Series B Convertible Preferred Stock, $.001 par value, 346,140 and 239,300 shares issued and outstanding	1,730,700	1,196,500
	1,730,700	1,196,500
Stockholders' equity
Convertible Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series A: 536,400 and 0 shares issued and outstanding	536	-
Series C: 50,000 and 47,000 shares issued and outstanding	50	47
Series D: 125,000 shares issued and outstanding	125	125
Series E: 351,000 and 417,400 shares issued and outstanding	351	417
Common Stock Series A and Common stock $.001 par, 90,000,000 shares authorized, 9,819,680 and 11,207,903 shares issued and outstanding	9,820	11,208
Additional paid-in capital	21,576,045	24,145,908
Deferred compensation	(123,031)	(168,586)
Due from officers and stockholders	-	(14,500)
Deficit	(19,137,447)	(21,657,342)
	2,326,449	2,317,277
	$11,327,924	$10,089,200

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2007 (UNAUDITED)

	2006	2007

Revenues
Casino games	$455,733	$430,708
Product sales	454,613	412,025
Other	425,872	413,319
	1,336,218	1,256,052

Costs and expenses
Casino games	526,871	322,610
Product costs	315,006	287,824
Other	329,560	340,436
	1,171,437	950,870

Gross operating income	164,781	305,182

Other operating expenses
Selling, general, and administrative	659,694	1,946,581
Research and development	202,000	338,896
Depreciation and amortization	147,029	216,159
	1,008,723	2,501,636

Operating loss	(843,942)	(2,196,454)

Other income and expense
Finance costs	(141,326)	(385,899)
Interest and other income	46,973	62,458

Net loss	$(938,295)	$(2,519,895)

Net loss per share	$(0.11)	$(0.24)

Weighted average shares outstanding	8,905,020	10,305,972

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Series A Convertible Preferred Stock Par Value	Series C Convertible Preferred Stock Par Value	Series D Convertible Preferred Stock Par Value	Series E Convertible Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Deferred Compensation	Less Due From Officers and Stockholders	Deficit

Balances, January 1, 2007	$536	$50	$125	$351	$9,820	$21,576,045	$(123,031)	$-	$(19,137,447)
Net loss									(2,519,895)
Exercise of warrants and options					203	390,170		(14,500)
Issuance of warrants						705,288
Stock based compensation						108,917	(72,611)
Vesting of warrants							27,056
Issuance of Common Stock Series A to officer and board member					100	499,900
Conversion of Series A Convertible Preferred Stock to Common Stock Series A	(536)				536	-
Conversion of Series B Convertible Preferred Stock to Common Stock Series A					534	533,666
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(3)			15	(12)
Sales of Series E Convertible Preferred Stock				66		331,934
Balances, March 31, 2007	$(0)	$47	$125	$417	$11,208	$24,145,908	$(168,586)	$(14,500)	$(21,657,342)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007 (UNAUDITED)

	March 31
	2006	2007
Operating activities
Net loss	$(938,295)	$(2,519,895)
Investment in marketable security received from licensing	-	7,470
Depreciation and amortization of equipment and software	147,028	216,159
Amortization of debt issuance cost and intangibles	66,239	184,567
Stock-based compensation	136,212	601,183
Other	-	18,371
Changes in operating assets and liabilities
Accounts receivable	178,204	(52,902)
Inventories	(29,618)	25,410
Prepaid expenses, deposits and other	29,328	74,559
Jackpot reserve deposits	124,927	2,447,847
Accounts payable and accrued expenses	(232,173)	(62,888)
Progressive jackpot liability	198,776	81,292
Net cash provided by (used in) operating activities	(319,372)	1,021,173

Investing activities
Purchase of property and equipment	(39,317)	(182,230)

Financing activities
Proceeds from litigation settlements	45,536	28,754
Repayment of other debt borrowings	(1,860)	(1,860)
Sale of Series E Convertible Preferred Stock	-	332,000
Exercise of warrants for common stock	-	118,124
Net cash provided by financing activities	43,676	477,018

Net increase (decrease) in cash and cash equivalents	(315,013)	1,315,961
Cash and cash equivalents, beginning of period	1,672,381	1,675,588
Cash and cash equivalents, end of period	$1,357,368	$2,991,549

Non-cash investing and financing activities
Common stock issued for acquisition of technology rights	$1,400,000	-
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	25,000	$534,200
Exercise of stock warrants and options for accrued expense	87,750	-
Exercise of stock warrants and options for subscription receivable	-	14,500
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	-	15
Exercise of warrants in settlement of accounts payable	-	257,750
Deferred cost to refinance Senior Secured Convertible Notes	-	667,000

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

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. Although we have recently focused our business on our proprietary multimedia delivery system, known as PortalVision, PortalVision has not had a significant revenue effect on our financial statements to date. During the second quarter of 2007, we expect to add Gamblers Bonus Millions Dollar Ticket in cooperation with the largest slot route operation in Nevada.

 2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, relating to interim financial statements. Accordingly, certain information normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements and the related notes included within our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, previously filed with the SEC, from which the information as of that date is derived.

The consolidated financial statements include the accounts of Las Vegas Gaming, Inc., Imagineering Gaming, Inc., our wholly owned subsidiary, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Information presented in the notes that is as of March 31, 2006 and 2007, or relates to the interim periods is likewise unaudited. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to the interim financial information rules and regulations of the SEC. The results of operations for the period ended March 31, 2007, are not necessarily indicative of results to be expected for the year ending December 31, 2007.

3. Jackpot Reserve Deposits

At December 31, 2006 and March 31, 2007, we held aside on deposit cash amounts of $4,154,190 and $1,706,343 respectively, that are restricted by gaming regulators for funding our various jackpot oriented games. We classify these funds as current assets because we use these funds to support operations.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. Equipment and Software

Equipment and software consist of the following:

	December 31, 2006	March 31, 2007 Unaudited
Software	$404,946	$421,995
Production equipment	1,484,348	1,639,730
Equipment, furniture, and fixtures	314,053	323,853
Leasehold improvements	43,627	43,627
	2,246,974	2,429,205
Less accumulated depreciation	1,329,139	1,424,625
	$917,835	$1,004,580

5. Debt

In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI Master LDC, or CAMOFI. On March 22, 2007, we refinanced the terms of our $5,000,000 bridge financing with CAMOFI.

Under terms of the original financing arrangement, all of our assets are pledged as collateral (except those subject to operating leases and the cash attributable to Series A and Series B Convertible Preferred Stock). In addition, we are obligated to make quarterly payments of $125,000 in commitment fees to be recognized appropriately as expense over the loan period beginning July 1, 2006, until paid or converted as described below.

The note is convertible into shares of our Common Stock Series A at the option of CAMOFI, in whole or in part, at any time, subject to certain limitations. In addition, we are obligated under a related agreement to register with the SEC, by a specified date, shares of Common Stock Series A issuable under the conversion and other features of the note agreement. We replaced our previously issued warrant to purchase 1,050,000 shares of Common Stock Series A with a warrant to purchase 2,500,000 shares of Common Stock Series A. The warrant vested immediately, has a five-year life, and has an exercise price of $1.48, subject to certain conditions. These warrants were valued at $2,088,000 and have been recorded as a discount from the $5,000,000 face amount of the note and are amortized to expense through the life of the note using the interest method. No value was assigned to the registration rights.

Under the revised terms of the financing arrangement with CAMOFI, our monthly principal payments of $208,333 begin in October 2007 rather than in April 2007 as originally scheduled. A balloon amount of $1,875,005 is due in January, 2009 rather than a balloon of $3,125,003 being due in January, 2008. We also received a waiver through December 26, 2007, on the deadline for registration of any shares of Common Stock Series A issuable to CAMOFI to be effective. For this refinancing accommodation, we issued CAMOFI warrants to purchase 175,000 shares of Common Stock Series A at $1.48 per share and made a payment of $25,000 to CAMOFI.

In the second quarter of 2006, the refinancing resulted in a write-off of issuance costs of $190,600 associated with the old bridge financing. We incurred new issuance costs of $167,000 in connection with the refinancing, which were capitalized and amortized over the term of the new bridge financing using the interest method.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2006	March 31, 2007 Unaudited
Bridge financing	$3,766,182	$3,283,281
Settlement due third parties	678,433	707,186
Other notes payable	11,162	9,303
	4,455,777	3,999,770
Less amounts due within one year	1,310,874	983,644
	$3,144,903	$3,016,126

Debt matures as follows: In one year $983,644, in two years $3,016,126.

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

6. Stockholders' Equity

From time to time, we issue shares of common stock and preferred stock through transactions that do not constitute sales under the Securities Act of 1933, or the Securities Act, or pursuant to the registration exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. For the three months ended March 31, 2007, we issued 202,623 shares of Common Stock Series A pursuant to the exercise of options and warrants. In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions.

In February 2006, we purchased certain technology rights for 700,000 shares of our Common Stock Series A. This purchase gives us the rights to use the acquired technology for home applications of wagering and betting activity. We valued these assets and the stock issued in consideration therefore at an estimated fair value of $1,400,000 and are amortizing the identifiable assets acquired over a five year period. See also Note 8.

A certain amount of the proceeds derived from the sale of Series B Convertible Preferred Stock provides jackpot security for two of our game products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B Convertible Preferred Stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either Nevada Numbers or The Million Dollar Ticket then, in each case, each holder of Series B Convertible Preferred Stock will have the right, for 90 calendar days from the date the holders of Series B Convertible Preferred Stock are noticed that such funds are no longer being so used, to sell up to 50% of such holder's Series B Convertible Preferred Stock to us for $5.00 per share.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Series A Convertible Preferred Stock. On March 15, 2007, pursuant to the terms and conditions of our Series A Convertible Preferred Stock, we exercised our right to convert all shares of Series A Convertible Preferred Stock into shares of Common Stock Series A on a one-for-one basis. Accordingly, all 536,400 shares of Series A Convertible Preferred Stock were converted into 536,400 shares of Common Stock Series A.

Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B Convertible Preferred Stock on a one-to-five basis. Additionally, the holders of Series B Convertible Preferred Stock have the right, at their election, to sell their shares of Series B Convertible Preferred Stock to us for $5.00 per share at anytime beginning July 31, 2008 through and including October 31, 2008. Upon our liquidation, dissolution or winding up, and subject to the priority payment to holders of Series B Convertible Preferred Stock from our jackpot account are entitled to receive $5.00 per share.

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

On February 12, 2007, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or to exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock. The holders of Series B Convertible Preferred Stock have until May 13, 2007 to make their decision. As of March 31, 2007, holders of 106,840 shares of Series B Convertible Preferred Stock have converted their shares on a one-to-five basis for 534,200 shares of Common Stock Series A.

Series C Convertible Preferred Stock. In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We have, from time to time, granted warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions. Warrants to purchase 100,000 shares of Common Stock Series A were issued to officers and directors during the three months ended March 31, 2007.

Since there has been no public market for our stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and compensation. In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of 5%, expected option life of four to 10 years and no expected dividends. Total compensation cost recognized in operations from grants of options and warrants amounted to $500,000 for the three months ended March 31, 2007.

The weighted average exercise price of our options and warrants at March 31, 2007 was $1.72. The following table summaries our stock option and warrant activity during the three months ended March 31, 2007:

Beginning Balance, January 1, 2007	6,461,741
$1.65
Granted	340,000
$3.19
Exercised	(202,623)
$1.91
Forfeited	(20,000)
$1.00
Ending Balance, March 31, 2007	6,579,118
$1.72

We have granted approximately 716,000 options and warrants that are outstanding, but have not vested, at March 31, 2007.

7. Progressive Jackpots

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), Gamblers Bonus Million Dollar Ticket, and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate the relationship between our liability for progressive jackpots and our gross commitment at December 31, 2006 and March 31, 2007, and related assumptions:

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2006
	Progressive Jackpot Liability	Gross Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.91% discount rate, the prevailing 20-year Treasury Bond rate	$3,293,613	$3,293,613
Present value at 4.91% of the $1,306,433 increase to the progressive jackpot meter	860,577	860,597
Less portion insured through conventional insurance providers	(2,900,000)	—
Other Games	370,861	1,370,861
	$1,625,051	$5,525,071

	March 31, 2007
	Progressive Jackpot Liability	Gross Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.92% discount rate, the prevailing 20-year Treasury Bond	$3,291,125	$3,291,125
Present value at 4.92% of the $1,331,447 increase to the progressive jackpot meter	876,392	876,392
Less portion insured through conventional insurance providers	(2,900,000)	—
Other Games	438,826	1,438,826
	$1,706,343	$5,606,343

The effect of any change in the prevailing 20-year Treasury Bond rate is recognized in the period of the change.

8. Income Taxes

We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is more likely that not. Although Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the current quarter, based on its evaluation, management determined that FIN 48 did not have a material effect on our net operating loss carryforwards or the related deferred tax assets or valuation allowance.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9. Acquisition of Technology

In February 2006, we purchased certain technology rights from AdLine Network, LLC, the same company from which we acquired AdLine Gaming, Inc. in 2005, for 700,000 shares of Common Stock Series A at $2.00 per share. The rights purchased allow for “wagering” or “betting” activity to be conducted in the home. We are currently amortizing this asset over an estimated useful life of five years. Further, we will pay AdLine Network, LLC 5% of our net revenue (gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights. The agreement with AdLine Network, LLC included a mutual release of claims to clear any misunderstandings that arose between the parties in connection with this or any prior agreement between the parties.

10. Segment Information

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

Revenue, operating income (loss) and certain unallocated expenditures for the three months ended March 31, 2006 and 2007 were:

	Three months ended March 31,
	2006	2007
Revenue
Casino Games	$455,733	$430,708
Product Sales	454,613	412,025
Other	425,872	413,319
	$1,336,218	$1,256,052
Operating income (loss)
Casino Games	$(71,138)	$108,098
Product Sales	139,607	124,201
Other	96,312	72,883
Unallocated	(1,008,723)	(2,501,636)
	$(843,942)	$(2,196,454)

Identifiable assets of $11,327,924 and $10,089,200 at December 31, 2006 and March 31, 2007, respectively, included recorded goodwill of $955,277 that has not been allocated between Casino Games, Product Sales, and Other.

	December 31, 2006	March 31, 2007
Identifiable assets
Casino Games	$7,219,569	$6,945,925
Product Sales	466,536	534,412
Other	441,242	396,177
Unallocated	3,200,577	2,212,686
	$11,327,924	$10,089,200

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital expenditures for the three months ended March 31, 2006 and 2007 were:

	Three months ended March 31
	2006	2007
Capital expenditures
Casino Games	$19,346	$122,704
Product Sales	-	-
Other	12,711	26,159
Unallocated	7,260	33,366
	$39,317	$182,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed herein and elsewhere in our Form 10-KSB for the year ended December 31, 2006. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. These historical financial statements may not be indicative of our future performance.

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

By the first quarter of 2007, we substantially completed the development of our PortalVision system, including the first five modules to be offered through our PortalVision system: AdVision, PortalVision TV, PromoVision, SlottoVision, and WagerVision. In terms of the sales and marketing of our PortalVision system, we introduced our PortalVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada during the fourth quarter of 2006 and displayed our PortalVision system at the International Casino Exhibition in London, England and the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007. In terms of regulatory approvals, we have received approval from Nevada with respect to PromoVision, have received approval from Nevada to conduct field trials for AdVision and PortalVision TV, and recently received approval from GLI with respect to AdVision and PortalVision TV in April 2007. Through the Nevada approvals, we will beta test AdVision and PortalVision TV at Treasure Island Las Vegas in May 2007.

Based on the foregoing, we anticipate the realization of revenue from our PortalVision system during the third quarter of 2007 that would mark a significant shift in the type of revenue recognized by us. The anticipated revenue would be from the installation of AdVision and PortalVision TV at Treasure Island Las Vegas and from our agreement with United Coin during the third quarter of 2007.

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

Goodwill

In assessing the recoverability of goodwill and other intangible assets with indefinite lives, we estimate cash flows to be generated by the respective assets. We are required to assess goodwill for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step determines whether or not impairment has occurred and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by estimated future cash flows developed by us.

Income Taxes

We have provided a full valuation allowance for the tax effects of our net operating losses at March 31, 2006 and 2007. We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is more likely that not. Although Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the current quarter, based on its evaluation, management determined that FIN 48 did not have a material effect on our net operating loss carryforwards or the related deferred tax assets or valuation allowance.

Stock-based Compensation

Prior to January 1, 2006, we had been utilizing Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, for valuing compensatory stock and option awards. Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment using the modified-prospective-transition method, which requires no retroactive adjustments. There was no effect on operations for the three months ended March 31, 2006 and the three months ended March 31, 2007 from adopting SFAS 123R.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for fiscal year 2008. We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenue. Casino games revenue for the three months ended March 31, 2007 decreased $25,000, or 5.5%, to $431,000 from $456,000 for the three months ended March 31, 2006. The lower casino games revenue resulted from a decline of $31,000 in Nevada Numbers, offset by higher incremental revenue from Super Bonanza Bingo of $4,000.

Product sales for the three months ended March 31, 2007 declined by $43,000, or 9.4%, to $412,000 from $455,000 for the three months ended March 31, 2006. Keno equipment sales amounted to $79,000 for the three months ended March 31, 2007 versus $118,000 during the three months ended March 31, 2006, a decline of $39,000. The decrease was primarily due to the delay of certain sales planned for the first quarter of 2007 to the second and third quarter of 2007.

Other revenue for the three months ended March 31, 2007 declined by $13,000, or 3.1%, to $413,000 from $426,000 for the three months ended March 31, 2006. Bingo electronics revenue decreased from $124,000 for the three months ended March 31, 2006 to $70,000 for the three months ended March 31, 2007, as we lost our bingo electronics distribution agreement early in 2007. Revenue from the keno route agreements increased from $91,000 for the three months ended March 31, 2006 to $112,000 for the three months ended March 31, 2007 as a result of the fact that we played luckier for the three months ended March 31, 2007 versus the same period in the prior year. Revenue from bingo parts increased from $14,000 for the three months ended March 31, 2006 to $27,000 for the three months ended March 31, 2007 due to increased bingo parts demand from customers.

Costs and Expenses. Costs and expenses of casino games for the three months ended March 31, 2007 decreased $204,000 or 38.8% to $323,000 from $527,000 for the three months ended March 31, 2006. The decrease resulted primarily from $103,000 less in jackpot expense as the company played luckier during the three months ended March 31, 2007 versus the comparable period in 2006 and due to an increase of $154,000 in jackpot liability in 2006 due to the expiration of our agreement with Park Place Entertainment.

Product costs and expenses for the three months ended March 31, 2007 decreased $27,000, or 8.6%, to $288,000 from $315,000 for the three months ended March 31, 2006. The decrease was consistent with the decrease in product sales for the three months ended March 31, 2007 compared with the same period in 2006. Gross margin also decreased to 30.1% for the three months ended March 31, 2007 versus 30.7% for the three months ended March 31, 2006 as a result of the mix of products sold.

Other costs and expenses for the three months ended March 31, 2007 increased $10,000 or 3.3% to $340,000 from $330,000 for the three months ended March 31, 2006 due to an increase in salaries during the three months ended March 31, 2007 versus the same period in 2006. Gross margin also decreased to 17.7% for the three months ended March 31, 2007 versus 22.6% for the three months ended March 31, 2006 due to the additional parts and labor needed to service the bingo and keno service contracts.

Operating Expenses. Selling, general and administrative expense for the three months ended March 31, 2007 increased $1,287,000 or 195.0% to $1,947,000 from $660,000 for the three months ended March 31, 2006. As we prepare for the rollout of our new PortalVision system, we have increased our administrative infrastructure through additional salaries of $881,000 during the three months ended March 31, 2007 versus March 31, 2006. In addition, consulting and professional fees and travel and entertainment expenses have increased by $161,000 and $84,000, respectively, during the three months ended March 31, 2007 versus the same period in 2006. The increase in consulting and professional fees is primarily related to consulting costs for marketing and money raising and legal fees associated with an acquisition that was not completed. Rent and utilities have increased by $37,000 during the three months ended March 31, 2007 versus the same period in the prior year due to the additional administrative infrastructure for PortalVision. Advertising and promotion has increased by $109,000 in order to promote PortalVision during the three months ended March 31, 2007 versus the same period in the prior year.

Depreciation and amortization for the three months ended March 31, 2007 increased $69,000 or 47.0% to $216,000 from $147,000 for the three months ended March 31, 2006 as a result of incremental amortization of intangibles from the acquisition of additional technology rights from AdLine Network, LLC in February 2006.

Finance Costs. Finance costs for the three months ended March 31, 2007 increased $245,000 or 173.8% to $386,000 from $141,000 for the three months ended March 31, 2006. The increased finance costs related to the additional bridge financing of $2,000,000 received in April, 2006 and the additional cost associated with the refinancing of the bridge financing which occurred on March 22, 2007.

Interest and Other Income. Interest and other income for the three months ended March 31, 2007 increased by $15,000 or 32.0% to $62,000 from $47,000 for the three months ended March 31, 2006. The increase was a result of higher cash balances outstanding caused by the proceeds from our Series E Convertible Preferred Stock offering and the $2.9 million of cash that became available for operations when Treasure Island began maintaining the required base jackpot bankroll for our Nevada Numbers game.

Liquidity and Capital Resources

Cash

The $1.7 million increase in cash and cash equivalents, excluding jackpot reserve deposits, for the quarter ended March 31, 2007, resulted primarily from the proceeds from our Series E Convertible Preferred Stock offering and the $2.9 million of cash that became available for operations when Treasure Island began maintaining the required base jackpot bankroll for our Nevada Numbers game.

Capital Expenditures

Capital expenditures totaled $182,000 for the three months ended March 31, 2007 compared with $39,000 for the three months ended March 31, 2006. The increase resulted from the purchase of testing equipment and production equipment to support PortalVision. For the remainder of 2007, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the following:

•	the purchase of an estimated $150,000 in LCD monitors and printers associated with the increased placement of Gamblers Bonus Million Dollar Ticket through United Coin Machine Company; and

•	the purchase of hardware for the rollout of our PortalVision System, where we will owe $250,000 on our first order of 2,500 hardware units which should be paid in the second quarter of 2007.

We believe that we will be able to pay for these capital expenditures from our existing cash balances and funds generated from operations.

Sources of Capital

We have traditionally relied on various forms of financing in order to sustain our operations. In 2006 and thus far in 2007, we raised $2.6 million through our private placement of Series E Convertible Preferred Stock, and had $2.9 million become available for operations when Treasure Island began maintaining our required base jackpot bankroll for Nevada Numbers.

The terms and conditions of our bridge financing from CAMOFI were amended and restated in April 2006 to provide for the increase in our bridge financing from $3.0 million to $5.0 million. As part of the bridge financing, we issued a senior secured convertible note in favor of CAMOFI, or the CAMOFI Note, entered into a security agreement encumbering our assets, issued warrants to purchase 2,500,000 shares of our Common Stock Series A at an exercise price per share of $1.48, and entered into a registration rights agreement with respect to the shares of Common Stock Series A issuable upon conversion of the CAMOFI Note or the exercise by CAMOFI of its warrants. The terms and conditions of our bridge financing from CAMOFI were further amended on March 22, 2007 to extend the maturity date of the CAMOFI Note, delay the start of the monthly principal payments and delay the registration rights obligations owed to CAMOFI. As consideration for these amendments, we issued to CAMOFI warrants to purchased 175,000 shares of Common Stock Series A at an exercise price per share of $1.48 and a payment of $25,000.

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

Outlook

Historically, we have used more cash in our operations than we generated and, accordingly, we have sustained our operations through various forms of financing. We believe that our cash balances and the proceeds from our private placement of Series E Convertible Preferred Stock, together with funds from operations, will be sufficient to fund our anticipated working capital requirements and our business expansion plans, without additional financing, for at least the next 12 months. A sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic, or other factors, however, may impact our cash position, and thereby affect operations. From time to time, we have been required to raise additional funds through public or private financing, strategic relationships, or other arrangements. We may be unable to secure such funding, if needed and such financing may not be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants. Failure to generate sufficient revenue or to raise capital when needed could have an adverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.

Off Balance Sheet Financing

We have operating lease commitments totaling $631,137 that have the following payment schedule: $296,810 in 2007, $322,147 in 2008, $4,872 in 2009, $4,872 in 2010 and $2,436 in 2011.

Qualitative and Quantitative Disclosures about Market Risk

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Item 3.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision, and with the participation, of Bruce A. Shepard, our interim Chief Executive Officer, Interim President and Chief Financial Officer, and Russell R. Roth, our Chairman of the Board. Based on this evaluation, Mr. Shepard and Mr. Roth concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

We also evaluated changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision, and with the participation, of Mr. Shepard and Mr. Roth. Based on this evaluation, Mr. Shepard and Mr. Roth concluded that there have been no significant changes in internal controls or in other factors that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities.

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

During the three months ended March 31, 2007, we issued an aggregate of 202,623 shares of Common Stock Series A as a result of the exercise of outstanding stock options and warrants to purchase 202,623 shares of Common Stock Series A. This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A. This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In March 2007, we issued 100,000 shares of Common Stock Series A consisting of 50,000 shares of Common Stock Series A to Bruce A. Shepard, our Interim Chief Executive Officer, Interim President and Chief Financial Officer, and 50,000 shares of Common Stock Series A to Richard H. Irvine, our new Vice Chairman of the Board of Directors. This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

On March 15, 2007, pursuant to the terms and conditions of our Series A Convertible Preferred Stock, we exercised our right to convert all shares of Series A Convertible Preferred Stock into shares of Common Stock Series A on a one-for-one basis. Accordingly, 536,400 shares of Series A Convertible Preferred Stock were converted into 536,400 shares of Common Stock Series A. This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

On February 12, 2007, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: (1) exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or (2) exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock. The holders of Series B Convertible Preferred Stock have until May 13, 2007 to make their decision. As of March 31, 2007, holders of 106,840 shares of Series B Convertible Preferred Stock have converted their shares on a one-to-five basis for 534,200 shares of Common Stock Series A. This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

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

Las Vegas Gaming, Inc.
(Registrant)

Date:	May 14 , 2007	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Interim Chief Executive Officer, Interim President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Document Description	Page
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

EXHIBIT 31.1
CERTIFICATIONS

I, Bruce A. Shepard, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Las Vegas Gaming, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officer(s) and I are establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
[Omitted]Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 14, 2007	By:	/s/ Bruce A. Shepard
Bruce A. Shepard, Interim Chief Executive Officer, Interim President and Chief Financial Officer (Principal Executive Officer)

EXHIBIT 31.2
CERTIFICATIONS

I, Bruce A. Shepard, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Las Vegas Gaming, Inc;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officer(s) and I are establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
[Omitted]Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 14, 2007	By:	/s/ Bruce A. Shepard
Bruce A. Shepard, Interim Chief Executive Officer, Interim President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Las Vegas Gaming, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bruce A. Shepard, Interim Chief Executive Officer, Interim President and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ Bruce A. Shepard	Dated:	May 14, 2007
Bruce A. Shepard
Title:	Interim Chief Executive Officer, Interim President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)