Form 10QSB
period 2007-06-30
LAS VEGAS GAMING INC
filed 2007-08-14
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest
practicable date:	11,668,653 shares of Common Stock Series A, $.001 par value, as of June 30, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LAS VEGAS GAMING, INC.

FORM 10-QSB

_________________________________

PortalVision, PromoVision, SlottoVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks. This report may contain trademarks and trade names of other parties, corporations, and organizations.

-i-

PART I– FINANCIAL INFORMATION

Item 1.   Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	June 30, 2007
Current assets		(Unaudited)
Cash	$1,675,588	$1,774,351
Investment in marketable trading securities	150,806	134,261
Accounts receivable, net of allowance of $9,096 and $18,999	466,222	478,072
Inventories	514,972	1,238,477
Prepaid expenses, deposits and other	576,090	211,927
Jackpot reserve deposits	4,154,190	1,610,579
	7,537,868	5,447,667
Equipment and software, net of accumulated depreciation of $1,329,140 and $1,383,844	917,835	944,037

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $616,169 and $857,518	1,800,066	1,558,718
Other	116,878	114,247
	$11,327,924	$9,019,946
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,189,947	$792,872
Current portion of long-term debt	1,310,874	1,608,643
Progressive jackpot liability	1,625,051	1,489,156
	4,125,872	3,890,671
Long-term debt	3,144,903	2,634,512
Conditionally redeemable equity
Series B Convertible Preferred Stock, $.001 par value, 346,140 and 139,750 shares issued and outstanding	1,730,700	698,750
	1,730,700	698,750
Stockholders' equity
Convertible Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series A: 536,400 and 0 shares issued and outstanding	536	—
Series C: 50,000 and 47,000 shares issued and outstanding	50	47
Series D: 125,000 shares issued and outstanding	125	125
Series E: 351,000 and 625,400 shares issued and outstanding	351	625
Common Stock Series A and Common stock $.001 par, 90,000,000 shares authorized, 9,819,680 and 11,668,653 shares issued and outstanding	9,820	11,669
Deferred compensation	(123,031)	(565,793)
Additional paid-in capital	21,576,045	26,254,089
Less due from officers and stockholders	—	(129,000)
Deficit	(19,137,447)	(23,775,750)
	2,326,449	1,796,013
	$11,327,924	$9,019,946

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2007 (UNAUDITED)

	2006	2007

Revenues
Casino games	$361,550	$432,467
Product sales	341,998	332,425
Other	452,230	322,229
	1,155,778	1,087,121

Costs and expenses
Casino games	285,536	264,940
Product costs	241,381	206,757
Other	320,793	328,041
	847,710	799,738

Gross operating income	308,068	287,383

Other operating expenses
Selling, general, and administrative	919,377	1,534,657
Research and development	171,157	260,623
Depreciation and amortization	194,682	215,886
	1,285,216	2,011,166

Operating loss	(977,148)	(1,723,783)

Other income and expense
Finance costs	(519,670)	(430,894)
Interest and other income	61,364	36,269

Net loss	$(1,435,454)	$(2,118,408)

Net loss per share	$(0.15)	$(0.19)

Weighted average shares outstanding	9,397,435	11,432,153

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2007 (UNAUDITED)

	2006	2007

Revenues
Casino games	$817,283	$863,175
Product sales	796,611	744,450
Other	878,102	735,548
	2,491,996	2,343,173

Costs and expenses
Casino games	812,407	587,550
Product costs	556,387	494,581
Other	650,354	668,477
	2,019,148	1,750,608

Gross operating income	472,848	592,565

Other operating expenses
Selling, general, and administrative	1,579,072	3,481,238
Research and development	373,157	599,520
Depreciation and amortization	341,710	432,045
	2,293,939	4,512,803

Operating loss	(1,821,091)	(3,920,238)

Other income and expense
Finance costs	(660,997)	(816,793)
Interest and other income	108,337	98,728

Net loss	$(2,373,751)	$(4,638,303)

Net loss per share	$(0.26)	$(0.43)

Weighted average shares outstanding	9,129,971	10,815,514

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Series A Convertible Preferred Stock Par Value	Series C Convertible Preferred Stock Par Value	Series D Convertible Preferred Stock Par Value	Series E Convertible Preferred Stock Par Value	Common Stock Par Value	Deferred Compensation	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2007	$536	$50	$125	$351	$9,820	$(123,031)	$21,576,045	$—	$(19,137,447)
Net loss									(4,638,303)
Exercise of warrants and options					345		589,528	(129,000)
Issuance of warrants							705,288
Stock based compensation						(623,711)	660,016
Vesting of warrants						180,949
Issuance of Common Stock Series A to officer and board member					100		499,900
Conversion of Series A Convertible Preferred Stock to Common Stock Series A	(536)				536		—
Conversion of Series B Convertible Preferred Stock to Common Stock Series A					852		851,598
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(3)			15		(12)
Sales of Series E Convertible Preferred Stock				274			1,371,726
Balances, June 30, 2007	$(0)	$47	$125	$625	$11,669	$(565,793)	$26,254,089	$(129,000)	$(23,775,750)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007 (UNAUDITED)

	June 30
	2006	2007
Operating activities
Net loss	$(2,373,751)	$(4,638,303)
Investment in marketable security received from licensing	—	16,545
Depreciation and amortization of equipment and software	219,376	190,698
Amortization of debt issuance cost and intangibles	712,068	671,161
Stock-based compensation	211,183	755,076
Other	—	40,974
Changes in operating assets and liabilities
Accounts receivable	256,092	(11,850)
Inventories	(90,097)	(723,505)
Prepaid expenses, deposits and other	5,010	325,819
Jackpot reserve deposits	180,661	2,543,611
Accounts payable and accrued expenses	(228,850)	(139,324)
Progressive jackpot liability	107,590	(135,895)
Net cash used in operating activities	(1,000,718)	(1,104,993)

Investing activities
Purchase of property and equipment	(79,452)	(216,900)
Collection of receivable from officer/shareholder	155,179	—
Net cash provided by (used for) investing activities	75,727	(216,900)

Financing activities
Proceeds from prior year’s litigation settlements	90,486	28,754
Debt repayments	(3,721)	(3,721)
Net proceeds from Senior Secured Convertible Note	1,833,000	—
Issuance of Series E preferred stock	—	1,372,000
Exercise of warrants for common stock	—	203,123
Redemption of Series B preferred stock	—	(179,500)
Net cash provided by financing activities	1,919,765	1,420,656

Net increase in cash and cash equivalents	994,774	98,763
Cash and cash equivalents, beginning of period	1,672,381	1,675,588
Cash and cash equivalents, end of period	$2,667,155	$1,774,351

Non-cash investing and financing activities
Common stock issued for acquisition of technology rights	$1,400,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	25,000	$852,450
Issuance of warrants	2,088,652
Exercise of stock warrants and options for accrued expense	87,750
Exercise of stock warrants and options for subscription receivable		129,000
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	30	15
Common Stock Series A acquired from officer/shareholder in payment of stock subscription notes receivable	242,122
Exercise of warrants in settlement of accounts payable		257,750
Issuance of warrants to refinance Senior Secured Convertible Notes		667,000

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

We are in the business of providing equipment, supplies, and casino games for use by our customers in the keno and bingo segments of the gaming industry. As part of our business, we have acquired various businesses, products, and technologies. Key acquisitions include the following:

•
the February 2005 acquisition of AdLine Gaming, Inc., a subsidiary of AdLine Network, LLC, whereby we acquired significant technology that supports the PortalVision system and its related applications; and

•	the February 2006 acquisition from AdLine Network, LLC of the rights to technology related to the ability to accept wagers through WagerVision from the homes of players.

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. During the fourth quarter of 2007, we expect to add a new game, Gamblers Bonus Million Dollar Ticket, in cooperation with United Coin Machine Company, the largest slot route operation in Nevada.  Although we have recently focused our business on our proprietary multimedia delivery system, known as PortalVision, PortalVision has not had a significant revenue effect on our financial statements to date.

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

The condensed consolidated financial statements include the accounts of Las Vegas Gaming, Inc., Imagineering Gaming, Inc., our wholly owned subsidiary, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  Information presented in the notes that is as of June 30, 2006 and 2007, or relates to the interim periods is likewise unaudited. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to the interim financial information rules and regulations of the SEC. The results of operations for the period ended June 30, 2007, are not necessarily indicative of results to be expected for the year ending December 31, 2007.

3.  Jackpot Reserve Deposits

At December 31, 2006 and June 30, 2007, we held aside on deposit cash amounts of $4,154,190 and $1,610,579, respectively, that are restricted by gaming regulators for funding our various jackpot oriented games. We classify these funds as current assets because we use these funds to support operations.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.  Equipment and Software

Equipment and software consist of the following:

	December 31, 2006	June 30, 2007 Unaudited
Software	$404,946	$428,800
Production equipment	1,484,348	1,424,805
Equipment, furniture, and fixtures	314,053	430,649
Leasehold improvements	43,627	43,627
	2,246,974	2,327,881
Less accumulated depreciation	1,329,139	1,383,844
	$917,835	$944,037

5.  Debt

In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI Master LDC, or CAMOFI.  On March 22, 2007, we amended certain of the terms of our $5,000,000 bridge financing with CAMOFI.

Under terms of the original financing arrangement, all of our assets are pledged as collateral (except those subject to operating leases and the cash attributable to Series B Convertible Preferred Stock).  In addition, we are obligated to make quarterly payments of $125,000 in commitment fees to be recognized appropriately as expense over the loan period beginning July 1, 2006, until paid or converted as described below.

The note is convertible into shares of our Common Stock Series A at the option of CAMOFI, in whole or in part, at any time, subject to certain limitations. In addition, we are obligated under a related agreement to register with the SEC, by a specified date, shares of Common Stock Series A issuable under the conversion and other features of the note agreement. In connection with the April 2006 refinancing, we replaced our previously issued warrant to purchase 1,050,000 shares of Common Stock Series A with a warrant to purchase 2,500,000 shares of Common Stock Series A. The new warrant vested immediately, has a five-year life, and has an exercise price of $1.48, subject to certain conditions. The new warrant is valued at $2,088,000 and has been recorded as a discount from the $5,000,000 face amount of the note and is amortized to expense through the life of the note using the interest method.  No value was assigned to the registration rights.

Under the March 22, 2007 amended terms of the financing arrangement with CAMOFI, our monthly principal payments of $208,333 begin in October 2007 rather than in April 2007 as originally scheduled.  A balloon payment of $1,875,005 is due in January 2009 rather than a balloon payment of $3,125,003 being due in January, 2008.  We also received a waiver through December 26, 2007, on the deadline for registration of any shares of Common Stock Series A issuable to CAMOFI to be effective.  For this refinancing accommodation, we issued CAMOFI warrants to purchase 175,000 shares of Common Stock Series A at $1.48 per share and made a payment of $25,000 to CAMOFI.

In the second quarter of 2006, the refinancing resulted in a write-off of issuance costs of $190,600 associated with the old bridge financing. We incurred new issuance costs of $167,000 in connection with the refinancing, which were capitalized and are being amortized over the term of the new bridge financing using the interest method.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2006	June 30, 2007 Unaudited
Bridge financing	$3,766,182	$3,528,527
Settlement due third parties	678,433	707,186
Other notes payable	11,162	7,442
	4,455,777	4,243,155
Less amounts due within one year	1,310,874	1,608,643
	$3,144,903	$2,634,512

Debt matures as follows: In one year $1,608,643, in two years $2,634,512.

In connection with our 2003 acquisition of Imagineering Systems, Inc., we, in effect, purchased for $150,000 (included in other assets) an interest in a judgment against American Wagering, Inc., which was operating under the protection of the United States Bankruptcy Code. The amount of the judgment has been negotiated to be $1.0 million. During 2005 and previously, we received an interest-free advance of $320,000 and a payment of $340,000 for the release of a lien from a subsidiary of American Wagering, Inc. This subsidiary is not in bankruptcy. We repaid the advance when the plan of reorganization of American Wagering, Inc. was confirmed early in 2005. We agreed to receive the balance of the $1.0 million judgment ($340,000) in installments over two years, plus interest. A substantial portion of the excess payments above $350,000 are payable to the prior shareholders of the acquired entity and/or their creditors under the terms of its acquisition. The settlement payable does not have a specified due date or interest rate, but is considered to be due on demand and is included in the current portion of long-term debt.

6.  Stockholders' Equity

From time to time, we issue shares of common stock and preferred stock through transactions that do not constitute sales under the Securities Act of 1933, or the Securities Act, or pursuant to the registration exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. For the three months ended June 30, 2007, we issued 142,500 shares of Common Stock Series A pursuant to the exercise of options and warrants.  In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions.  For the six months ended June 30, 2007, we issued 345,123 shares of Common Stock Series A pursuant to the exercise of options and warrants.

In February 2006, we purchased certain technology rights for 700,000 shares of our Common Stock Series A. This purchase gives us the rights to use the acquired technology for home applications of wagering and betting activity. We valued these assets and the stock issued in consideration therefor at an estimated fair value of $1,400,000 and are amortizing the identifiable assets acquired over a five year period.  See also Note 9.

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

Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B Convertible Preferred Stock on a one-to-five basis. Additionally, the holders of Series B Convertible Preferred Stock have the right, at their election, to sell their shares of Series B Convertible Preferred Stock to us for $5.00 per share at any time beginning July 31, 2008 through and including October 31, 2008.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

 Upon our liquidation, dissolution or winding up, holders of Series B Convertible Preferred Stock are entitled to receive a priority payment of $5.00 per share.

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

On February 12, 2007, because Treasure Island had begun maintaining the required base jackpot bankroll for Nevada Numbers, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or to exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until May 13, 2007 to make their decision.  As of June 30, 2007, holders of 170,490 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 852,450 shares of Common Stock Series A.  We also redeemed 35,900 shares of Series B preferred stock at $5 per share for a total redemption of $179,500 during the six months ended June 30, 2007.

Series C Convertible Preferred Stock.  In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.

Stock Warrants and Options.  We have both a qualified and a non-qualified stock option plan. Since 2000, options have been granted only under the qualified plan and there are 240,000 options presently outstanding under the nonqualified plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans. The exercise price of options issued pursuant to the qualified plan cannot be less than the fair value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the qualified plan is limited to 1,250,000 shares of Common Stock Series A.

We have, from time to time, granted warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 555,000 and

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

510,000 shares of Common Stock Series A were issued to officers and directors during the six months ended June 30, 2006 and 2007, respectively.

Since there has been no public market for our stock, no volatility factor has been considered in estimating the value of the options and warrants granted to employees and others for services and compensation.  In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of 5%, expected option life of four to 10 years and no expected dividends.  Total compensation cost recognized in operations from grants of options and warrants amounted to $211,183 and $755,076 for the six months ended June 30, 2006 and 2007, respectively.

The weighted average exercise price of our options and warrants at June 30, 2007 was $1.98.  The following table summarizes our stock option and warrant activity during the six months ended June 30, 2007:

Beginning Balance, January 1, 2007	6,461,741
$1.65
Granted	833,000
$4.26
Exercised	(345,123)
$1.70
Forfeited	(341,756)
$1.57
Ending Balance, June 30, 2007	6,607,862
$1.98

We have granted approximately 812,000 options and warrants that are outstanding, but have not vested, at June 30, 2007.

7.  Progressive Jackpots

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), Gamblers Bonus Million Dollar Ticket, and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate the relationship between our liability for progressive jackpots and our gross commitment at December 31, 2006 and June 30, 2007, and related assumptions:

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2006
	Progressive Jackpot Liability	Gross Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.91% discount rate, the prevailing 20-year Treasury Bond rate	$3,293,613	$3,293,613
Present value at 4.91% of the $1,306,433 increase to the progressive jackpot meter	860,577	860,577
Less portion insured through conventional insurance providers	(2,900,000)	—
Other Games	370,861	1,370,861
	$1,625,051	$5,525,051

	June 30, 2007
	Progressive Jackpot Liability	Gross Commitment
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 5.28% discount rate, the prevailing 20-year Treasury Bond rate	$3,203,559	$3,203,559
Present value at 4.92% of the $1,355,046 increase to the progressive jackpot meter	868,194	868,194
Less portion insured through conventional insurance providers	(2,900,000)	—
Other Games	317,403	1,317,403
	$1,489,156	$5,389,156

The effect of any change in the prevailing 20-year Treasury Bond rate (as measured at the end of the period) is recognized in the period of such change.

8.  Income Taxes

We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is more likely that not.  Although Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the current six month period, based on its evaluation, management determined that FIN 48 did not have a material effect on either our net operating loss carryforwards, the related deferred tax assets or valuation allowance, or the deficit at January 1, 2007.

9.  Acquisition of Technology

In February 2006, we purchased certain technology rights from AdLine Network, LLC, the same company from which we acquired AdLine Gaming, Inc. in 2005, for 700,000 shares of Common Stock Series A at an agreed value of $2.00 per share.  The rights purchased allow for “wagering” or “betting”

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

activity to be conducted in the home. We are currently amortizing this asset over an estimated useful life of five years. Further, we will pay AdLine Network, LLC 5% of our net revenue (gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights. The agreement with AdLine Network, LLC included a mutual release of claims to clear any misunderstandings that arose between the parties in connection with this or any prior agreement between the parties.

10.  Segment Information

We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one nearly ready to launch. The three games are played in 26 casinos in Nevada and another 14 outside Nevada. Our games consist of keno style games (Nevada Numbers and The Million Dollar Ticket) and a bingo style game (Super Bonanza).

Revenue, operating income (loss) and certain unallocated expenditures for the six months ended June 30, 2006 and 2007 were:

	Six months ended June 30,
	2006	2007
Revenue
Casino Games	$817,283	$863,175
Product Sales	796,611	744,450
Other	878,102	735,548
	$2,491,996	$2,343,173
Operating income (loss)
Casino Games	$4,876	$275,625
Product Sales	240,224	249,869
Other	227,748	67,071
Unallocated	(2,293,939)	(4,512,803)
	$(1,821,091)	$(3,920,238)

Identifiable assets of $11,327,924 and $9,019,946 at December 31, 2006 and June 30, 2007, respectively, included recorded goodwill of $955,277 that has not been allocated between Casino Games, Product Sales, and Other.

	December 31, 2006	June 30, 2007
Identifiable assets
Casino Games	$7,219,569	$6,067,478
Product Sales	466,536	547,611
Other	441,242	370,906
Unallocated	3,200,577	2,033,951
	$11,327,924	$9,019,946

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital expenditures for the six months ended June 30, 2006 and 2007 were:

	Six months ended June 30,
	2006	2007
Capital expenditures
Casino Games	$43,680	$139,496
Product Sales	–	1,509
Other	24,914	30,538
Unallocated	10,858	45,358
	$79,452	$216,900

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

Overview

Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies.  During 2005, 2006, and year to date 2007, we devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PortalVision system.  In comparison to the keno and bingo market, the market for our PortalVision system, i.e., the gaming machine market, is much larger and more dynamic.  Due to our focus on the development of our PortalVision system, we have incurred expenses in excess of our revenue and have generated losses for 2005, 2006, and year to date 2007.

By the second quarter of 2007, we substantially completed the development of our PortalVision system, including the first five modules:  AdVision, PortalVision TV, PromoVision, SlottoVision, and WagerVision.  In terms of the sales and marketing of our PortalVision system, we introduced our PortalVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada during the fourth quarter of 2006 and displayed our PortalVision system at the International Casino Exhibition in London, England and the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007.  During the second quarter of 2007, we displayed our PortalVision system at the Southern Gaming Show and at the Gaming Technology Summit where we received the Platinum Award for the most Innovative Gaming Product of the year.  In terms of regulatory approvals, we have received approval from Nevada with respect to PromoVision, and have received approval from the Nevada Gaming Commission and Gaming Laboratories International, or GLI for AdVision and PortalVision TV.  We have submitted WagerVision and SlottoVision for Nevada Gaming Commission and GLI approval.

Based on the foregoing, we anticipate the realization of revenue from our PortalVision system during the fourth quarter of 2007 that would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would come from the installation of AdVision and PortalVision TV stemming from signed license agreements with various casino operators.

For 2007, we will continue to incur expenses related to the regulatory approval for the remaining PortalVision modules and will face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PortalVision system, we will continue to rely on funds from operations and funds from third party financing sources to sustain our operations in 2007.

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

Income Taxes

We have provided a full valuation allowance for the tax effects of our net operating losses at June 30, 2006 and 2007.  We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is more likely that not.  Although Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the current six month period, based on its evaluation, management determined that FIN 48 did not have a material effect on either our net operating loss carryforwards, the related deferred tax assets or valuation allowance, or our deficit at January 1, 2007.

Stock-based Compensation

Prior to January 1, 2006, we had been utilizing Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, for valuing compensatory stock and option awards.  Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment using the modified-prospective-transition method, which requires no retroactive adjustments.  There was no effect on operations for the six months ended June 30, 2006 and the six months ended June 30, 2007 from adopting SFAS 123R.

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

Results of Operations

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Revenue.  Casino games revenue for the six months ended June 30, 2007 increased $46,000, or 5.6%, to $863,000 from $817,000 for the six months ended June 30, 2006.  The higher casino games revenue resulted from higher incremental revenue from Super Bonanza Bingo of $86,000 offset by a decline of $41,000 in Nevada Numbers.

Product sales for the six months ended June 30, 2007 declined by $52,000, or 6.6%, to $744,000 from $797,000 for the six months ended June 30, 2006.  Keno equipment sales amounted to $338,000 for the six months ended June 30, 2007 versus $350,000 during the six months ended June 30, 2006, a decline of $12,000. The decrease was primarily due to the delay of certain sales planned for the first and second quarter of 2007 to the third quarter of 2007.  Bingo supplies sales amounted to $406,000 for the six months ended June 30, 2007 versus $446,000 during the six months ended June 30, 2006, a decline of $40,000.

Other revenue for the six months ended June 30, 2007 declined by $143,000, or 16.2%, to $736,000 from $878,000 for the six months ended June 30, 2006.  Bingo electronics revenue decreased from $246,000 for the six months ended June 30, 2006 to $70,000 for the six months ended June 30, 2007, as we lost our bingo electronics distribution agreement early in 2007.  Revenue from the keno route agreements increased from $203,000 for the six months ended June 30, 2006 to $234,000 for the six months ended June 30, 2007 as a result of the fact that we played luckier for the six months ended June 30, 2007 versus the same period in the prior year.  Revenue from bingo parts increased from $32,000 for the six months ended June 30, 2006 to $41,000 for the six months ended June 30, 2007 due to increased bingo parts demand from customers.

Costs and Expenses.  Costs and expenses of casino games for the six months ended June 30, 2007 decreased $225,000 or 27.7% to $588,000 from $812,000 for the six months ended June 30, 2006.  The decrease resulted primarily from $78,000 less in jackpot expense as the company did not play as lucky during the six months ended June 30, 2006 versus the comparable period in 2007 and due to an increase of $154,000 in jackpot liability in 2006 due to the expiration of our agreement with Park Place Entertainment.  Gaming license application fees decreased from $114,000 for the six months ended June 30, 2006 to $36,000 during the six months ended June 30, 2007, as we had another officer licensed in Nevada in 2006.  Game insurance costs decreased from $114,000 during the six months ended June 30, 2006 to $67,000 during the six months ended June 30, 2007, as we opened Super Bonanza for the first time in Alabama in 2006 and insurance costs declined by $20,000 with one year experience and Nevada Numbers insurance costs declined by $28,000 due to less revenue in 2007 versus 2006.

Product costs and expenses for the six months ended June 30, 2007 decreased $62,000, or 11.1%, to $495,000 from $556,000 for the six months ended June 30, 2006.  The decrease was consistent with the decrease in product sales for the six months ended June 30, 2007 compared with the same period in 2006.  Gross margin increased to 33.5% for the six months ended June 30, 2007 versus 30.1% for the six months ended June 30, 2006 as a result of the mix of products sold.

Other costs and expenses for the six months ended June 30, 2007 increased $18,000 or 2.8% to $668,000 from $650,000 for the six months ended June 30, 2006 due to an increase in salaries during the six months ended June 30, 2007 versus the same period in 2006 offset by a $31,000 decrease in jackpot expense for our keno route for the six months ended June 30, 2007 as the company played luckier this year than the comparable six month period in 2006.  Gross margin also decreased to 9.1% for the six months ended June 30, 2007 versus 25.9% for the six months ended June 30, 2006 due to the additional parts and labor needed to service the bingo and keno service contracts.

 Operating Expenses.  Selling, general and administrative expense for the six months ended June 30, 2007 increased $1,835,000 or 116.2% to $3,414,000 from $1,579,000 for the six months ended June 30, 2006.  As we prepare for the rollout of our new PortalVision system, we have increased our administrative infrastructure through additional salaries of $1,084,000 during the six months ended June 30, 2007 versus June 30, 2006.  In addition, consulting and professional fees and travel and entertainment expenses have increased by $141,000 and $134,000, respectively, during the six months ended June 30, 2007 versus the same period in 2006. The increase in consulting and professional fees is primarily related to consulting costs for marketing and money raising and legal fees associated with an acquisition that was not completed.  Rent, utilities, and telephone have increased by $74,000 during the six months ended June 30, 2007 versus the same period in the prior year due to the additional administrative infrastructure for PortalVision.  Advertising and promotion has increased by $226,000 in order to promote PortalVision during the six months ended June 30, 2007 versus the same period in the prior year.

Depreciation and amortization for the six months ended June 30, 2007 increased $90,000 or 26.4% to $432,000 from $342,000 for the six months ended June 30, 2006 as a result of incremental amortization of intangibles from the acquisition of additional technology rights from AdLine Network, LLC in February 2006.

Finance Costs.  Finance costs for the six months ended June 30, 2007 increased $156,000 or 23.6% to $817,000 from $661,000 for the six months ended June 30, 2006.  The increased finance costs related to the additional bridge financing of $2,000,000 received in April, 2006 and the additional cost associated with the refinancing of the bridge financing which occurred on March 22, 2007.

 Interest and Other Income.  Interest and other income for the six months ended June 30, 2007 decreased by $10,000 or 9.3% to $99,000 from $108,000 for the six months ended June 30, 2006.  The decrease was a result of lower cash balances outstanding caused by the additional investment in administrative infrastructure as we prepare for the rollout of our new PortalVision system.

Liquidity and Capital Resources

Cash

The $.1 million increase in cash and cash equivalents, excluding jackpot reserve deposits, for the quarter ended June 30, 2007 resulted primarily from the proceeds from our Series E Convertible Preferred Stock offering and the $2.9 million of cash that became available for operations when Treasure Island began maintaining the required base jackpot bankroll for our Nevada Numbers game.

Capital Expenditures

Capital expenditures totaled $217,000 for the three months ended June 30, 2007 compared with $79,000 for the three months ended March 31, 2006.  The increase resulted from the purchase of testing equipment and production equipment to support PortalVision.  For the remainder of 2007, other than our obligation to pay any jackpots that may be won, we do not anticipate any significant capital resource requirement.

Sources of Capital

We have traditionally relied on various forms of financing in order to sustain our operations.  In 2006 and thus far in 2007, we raised $3.1 million through our private placement of Series E Convertible Preferred Stock.  In addition, we had $2.9 million become available for operations when Treasure Island began maintaining our required base jackpot bankroll for Nevada Numbers.

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

Off Balance Sheet Financing

We have operating lease commitments totaling $631,137 that have the following payment schedule: $197,873 in 2007, $322,147 in 2008, $4,872 in 2009, $4,872 in 2010 and $2,436 in 2011.

Qualitative and Quantitative Disclosures about Market Risk

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Item 3.   Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision, and with the participation, of Jon D. Berkley, our Chief Executive Officer, and Bruce A. Shepard our Chief Financial Officer.  Based on this evaluation, Mr. Berkley and Mr. Shepard concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

We also evaluated changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision, and with the participation, of Mr. Berkley and Mr. Shepard.  Based on this evaluation, Mr. Berkley and Mr. Shepard concluded that there have been no significant changes in internal controls or in other factors that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities.

From November 2006 through June 2007, we have conducted a private placement of our Series E Convertible Preferred Stock through which we have raised $3,127,000 in gross proceeds and have issued 625,400 shares of Series E Convertible Preferred Stock.  During the three months ended June 30, 2007, we raised $1,040,000 in gross proceeds and issued 208,000 shares of Series E Convertible Preferred Stock.  The proceeds have been and will be used to fund our general operations and working capital.  The shares of Series E Convertible Preferred Stock were issued pursuant to exemption from registration provided by Rule 506 of Regulation D of the Securities Act and Section 4(2) of the Securities Act.  We did not pay commissions on the sale of any shares of Series E Convertible Preferred Stock.

During the three months ended June 30, 2007, we issued an aggregate of 142,500 shares of Common Stock Series A as a result of the exercise of outstanding stock options and warrants to purchase 142,500 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

On February 12, 2007, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to:  (1) exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or (2) exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until May 13, 2007 to make their decision.  During the three months ended June 30, 2007, holders of 63,650 shares of Series B Convertible Preferred Stock converted their shares on a one-to-five basis for 318,250 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In April 2007, we issued options to purchase 10,000 shares of Common Stock Series A at an exercise price of $5.00 per share to one of our directors.  One third of the options vested upon grant.  The remaining two thirds vest at a rate of one third per year beginning in April 2008.  The options expire in April 2012.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In June 2007, we issued options to purchase 400,000 shares of Common Stock Series A at an exercise price of $5.00 per share to an officer as an inducement to employment.  One quarter of the options vested upon grant.  The remaining three quarters vest at a rate of one quarter per year beginning in June 2008.  The options expire in June 2012.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In June 2007, we issued options to purchase 80,000 shares of Common Stock Series A at an exercise price of $5.00 per share to an officer as bonus compensation.  One third of the options vested upon grant.  The remaining two thirds vest at a rate of one third per year beginning in June 2008.  The options expire in June 2012.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In June 2007, we issued options to purchase 3,000 shares of Common Stock Series A at an exercise price of $5.00 per share to an employee as bonus compensation.  One third of the options vested upon grant.  The remaining two thirds vest at a rate of one third per year beginning in June 2008.  The options expire in June 2012.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

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

Las Vegas Gaming, Inc.
(Registrant)

Date:	August 14, 2007	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2007	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description	Page
10.1	Executive Employment Agreement of Jon D. Berkley dated May 15, 2007	25
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

EXHIBIT 10.1
EXECUTIVE EMPLOYMENT AGREEMENT

Candidate:	Jon D. Berkley
Position:	President, CEO and Board Member
Salary:	$270,000 annually
Insurance:	Health plan commensurate with other Company Executives
Vacation:	4 weeks
Severance:	1 month of salary for each month worked, up to a maximum of 12 months (other than for cause)
Equity:	Initial Grant: 400,000 options with exercise price at current Series E ($5.00)

Subsequent option grants:
•  225,000 after a total of $5.5 million raised under Series E
•  100,000 after a total of $7.0 million raised under Series E
•  125,000 after 10,000 PV units deployed and billed at approved prices
•  100,000 after the LVGI stock price trades above $10 for 20 consecutive trading days or cliff event above such price
•  50,000 after the LVGI stock price trades above $20 for 20 consecutive trading days or cliff event above such price

Parameters:
The initial grant will vest 25% June 4, 2007 and 25% each anniversary thereafter.
Subsequent grants will vest 34% immediately upon achievement and 33% each anniversary thereafter.
All grants, except the initial one will be of non-qualified options.  The initial grant will be half qualified and half non-qualified.
All grants will vest immediately upon a change in control.
All grants will have an exercise price equal to the then market price.

Other Issues:	Candidate has a family trip previously planned from July 16 – August 2, 2007. Time off granted as leave without pay — No paid vacation time taken.
Start Date:	June 4, 2007

Approvals:

/s/ Russell R. Roth	/s/ Jon D. Berkley
Russ Roth, Chairman and representing Board Approval	Jon D. Berkley, Candidate
15-May-07	15-May-07

EXHIBIT 31.1
CERTIFICATIONS

I, Jon D. Berkley, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Las Vegas Gaming, Inc.;

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

4.
The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	[Omitted];

c.
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 14, 2007	By:	/s/ Jon D. Berkley
Jon D. Berkley, Chief Executive Officer and President (Principal Executive Officer)

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

4.
The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	[Omitted];

c.
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 14, 2007	By:	/s/ Bruce A. Shepard
Bruce A. Shepard, Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Las Vegas Gaming, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jon D. Berkley, Chief Executive Officer, and Bruce A. Shepard, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ Jon D. Berkley	Dated:	August 14, 2007
Jon D. Berkley
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce A. Shepard	Dated:	August 14, 2007
Bruce A. Shepard
Title:	Chief Financial Officer (Principal Financial Officer)