Form 10QSB
period 2007-09-30
LAS VEGAS GAMING INC
filed 2007-11-19
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2007

☐	OR

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest
practicable date:	12,227,653 shares of Common Stock Series A, $.001 par value, as of September 30, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LAS VEGAS GAMING, INC.

FORM 10-QSB

_________________________________

PortalVision, PromoVision, SlottoVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks. This report may contain trademarks and trade names of other parties, corporations, and organizations.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	September 30, 2007
Current assets		(Unaudited)
Cash	$1,675,588	$1,004,635
Investment in marketable securities	150,806	126,957
Accounts receivable, net of allowance of $9,096 and $7,165	466,222	505,352
Inventories	514,972	1,202,653
Prepaid expenses, deposits and other	576,090	177,520
Jackpot reserve deposits	4,154,190	1,849,716
	7,537,868	4,866,833
Equipment and software, net of accumulated depreciation of $1,329,140 and $1,470,208	917,835	923,680

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $616,169 and $978,193	1,800,066	1,438,043
Other	116,878	95,237
	$11,327,924	$8,279,071
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,189,947	$955,441
Current portion of long-term debt	1,310,874	2,274,335
Progressive jackpot liability	1,625,051	817,121
	4,125,872	4,046,897

Long-term debt	3,144,903	2,504,758

Conditionally redeemable equity
Series B Convertible Preferred Stock, $.001 par value, 346,140 and 134,350 shares issued and outstanding	1,730,700	671,750

Stockholders' equity
Convertible Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series A: 536,400 and 0 shares issued and outstanding	536	—
Series C: 50,000 and 39,000 shares issued and outstanding	50	39
Series D: 125,000 shares issued and outstanding	125	125
Series E: 351,000 and 712,800 shares issued and outstanding	351	713
Common Stock Series A and Common Stock, $.001 par, 90,000,000 shares authorized, 9,819,680 and 12,227,653 shares issued and outstanding	9,820	12,227
Additional paid-in capital	21,453,014	26,843,211
Less due from officers and stockholders	—	(366,000)
Deficit	(19,137,447)	(25,434,649)
	2,326,449	1,055,666
	$11,327,924	$8,279,071

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007 (UNAUDITED)

	2006	2007

Revenues
Casino games	$392,064	$439,954
Product sales	375,205	633,285
Other	442,144	320,246
	1,209,413	1,393,485

Costs and expenses
Casino games	472,560	(201,851)
Product costs	245,755	285,360
Other	394,590	330,913
	1,112,905	414,422

Gross operating income	96,508	979,063

Other operating expenses
Selling, general, and administrative	933,933	1,554,446
Research and development	274,360	220,080
Depreciation and amortization	203,606	207,039
	1,411,899	1,981,565

Operating loss	(1,315,391)	(1,002,502)

Other income and expense
Finance costs	(449,777)	(684,902)
Interest and other income	81,444	28,505

Net loss	$(1,683,724)	$(1,658,899)

Net loss per share	$(0.18)	$(0.14)

Weighted average shares outstanding	9,474,680	11,934,403

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007 (UNAUDITED)

	2006	2007

Revenues
Casino games	$1,209,347	$1,303,129
Product sales	1,171,816	1,377,735
Other	1,320,246	1,055,794
	3,701,409	3,736,658

Costs and expenses
Casino games	1,284,967	385,699
Product costs	802,142	779,941
Other	1,044,944	999,390
	3,132,053	2,165,030

Gross operating income	569,356	1,571,628

Other operating expenses
Selling, general, and administrative	2,513,005	5,035,684
Research and development	647,517	819,600
Depreciation and amortization	545,317	639,084
	3,705,839	6,494,368

Operating loss	(3,136,483)	(4,922,740)

Other income and expense
Finance costs	(1,110,775)	(1,501,695)
Interest and other income	189,782	127,233

Net loss	$(4,057,476)	$(6,297,202)

Net loss per share	$(0.44)	$(0.56)

Weighted average shares outstanding	9,244,884	11,177,756

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Series A Convertible Preferred Stock Par Value	Series C Convertible Preferred Stock Par Value	Series D Convertible Preferred Stock Par Value	Series E Convertible Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2007	$536	$50	$125	$351	$9,820	$21,453,014	$—	$(19,137,447)
Net loss								(6,297,202)
Exercise of warrants and options					835	1,196,538	(366,000)
Issuance of warrants						705,288
Stock based compensation						36,306
Vesting of warrants						263,002
Sale of Common Stock Series A to officer and board member					102	501,898
Conversion of Series A Convertible Preferred Stock to Common Stock Series A	(536)				536	—
Conversion of Series B Convertible Preferred Stock to Common Stock Series A					879	878,571
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(11)			55	(44)
Sales of Series E Convertible Preferred Stock				362		1,808,638
Balances, September 30, 2007	$(0)	$39	$125	$713	$12,227	$26,843,211	$(366,000)	$(25,434,649)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007 (UNAUDITED)

	September 30
	2006	2007
Operating activities
Net loss	$(4,057,476)	$(6,297,202)
Investment in marketable security received from licensing	—	23,849
Depreciation and amortization of equipment and software	545,316	277,063
Amortization of debt issuance cost and intangibles	914,513	1,037,081
Stock-based compensation	243,673	839,128
Other	771	59,986
Changes in operating assets and liabilities
Accounts receivable	291,497	(39,130)
Inventories	(60,133)	(687,681)
Prepaid expenses, deposits and other	(446,175)	360,226
Jackpot reserve deposits	20,936	2,304,474
Accounts payable and accrued expenses	310,445	23,242
Progressive jackpot liability	372,643	(807,930)
Net cash used in operating activities	(1,863,990)	(2,906,894)

Investing activities
Purchase of property and equipment	(443,601)	(251,315)
Collection of receivable from officer/shareholder	155,179	—
Net cash provided by (used for) investing activities	(288,422)	(251,315)

Financing activities
Proceeds from prior year’s litigation settlements	134,790	42,215
Debt repayments	(5,580)	(8,081)
Net proceeds from Senior Secured Convertible Note financing	1,833,000	250,000
Issuance of Series E preferred stock	—	1,809,000
Exercise of warrants for common stock	547,500	573,623
Redemption of Series B preferred stock	—	(179,500)
Net cash provided by financing activities	2,509,710	2,487,257

Net increase (decrease) in cash and cash equivalents	357,298	(670,952)
Cash and cash equivalents, beginning of period	1,672,381	1,675,588
Cash and cash equivalents, end of period	$2,029,679	$1,004,636

Non-cash investing and financing activities
Common stock issued for acquisition of technology rights	$1,400,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	25,000	$879,450
Issuance of warrants with convertible notes	2,088,652
Exercise of stock warrants and options for accrued expense	87,750
Exercise of stock warrants and options for subscription receivable		366,000
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	30	55
Common Stock Series A acquired from officer/shareholder in payment of stock subscription notes receivable	242,122
Exercise of warrants in settlement of accounts payable		257,750
Issuance of warrants to refinance Senior Secured Convertible Notes		667,000
Equipment acquired with new borrowing		31,592

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

We are in the business of providing equipment, supplies, and casino games for use by our customers in the keno and bingo segments of the gaming industry. As part of our business, we have acquired various businesses, products, and technologies. Key acquisitions include the following:

•
the February 2005 acquisition of AdLine Gaming, Inc., a subsidiary of AdLine Network, LLC, whereby we acquired significant technology that supports the PlayerVision system, formerly PortalVision, and its related applications; and

•	the February 2006 acquisition from AdLine Network, LLC of the rights to technology related to the ability to accept wagers through WagerVision from the homes of players.

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers, Super Coverall Bingo, and The Million Dollar Ticket. During the fourth quarter of 2007, we expect to add a new game, Gamblers Bonus Million Dollar Ticket, in cooperation with United Coin Machine Company, the largest slot route operation in Nevada.  Although we have recently focused our business on our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has had no revenue effect on our financial statements to date.

 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, relating to interim financial statements. Accordingly, certain information normally included in or accompanying annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements and the related notes included within our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC, from which the balance sheet information as of that date is derived.

The consolidated financial statements include the accounts of Las Vegas Gaming, Inc., Imagineering Gaming, Inc., our wholly owned subsidiary, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  Information presented in the notes that is as of September 30, 2006 and 2007, or relates to the interim periods then ended is likewise unaudited. The results of operations for the periods ended September 30, 2007, are not necessarily indicative of results to be expected for the year ending December 31, 2007.

3.  Jackpot Reserve Deposits

At December 31, 2006 and September 30, 2007, pursuant to Nevada gaming regulatory requirements (Note 13), we held aside on deposit cash amounts of $4,154,190 and $1,849,716, respectively, that are restricted by gaming regulators for funding our various jackpot oriented games. These funds are classified as current assets because they are used to support operations.

4.  Equipment and Software

Equipment and software consist of the following:

	December 31, 2006	September 30, 2007 Unaudited
Software	$404,946	$431,140
Production equipment	1,484,348	1,471,256
Equipment, furniture, and fixtures	314,053	447,865
Leasehold improvements	43,627	43,627
	2,246,974	2,393,888
Less accumulated depreciation and amortization	1,329,139	1,470,208
	$917,835	$923,680

5.  Other Intangible Assets

Trademarks, copyrights, patents, and other intangible assets consist of the following:

	December 31, 2006	September 30, 2007 Unaudited
PlayerVision technology patents	$1,016,236	$1,016,236
PlayerVision technology rights for “at home” wagering	1,400,000	1,400,000
	2,416,236	2,416,236
Less accumulated amortization	616,169	978,193
	$1,800,066	$1,438,043

These intangibles are amortized on a straight-line basis over their estimated useful lives, which are currently five years.  Implementing “at home” wagering is scheduled for 2008 following the product roll out of PlayerVision.  Total amortization for other intangible assets amounted to $321,334 and $362,023 for the nine months ended September 30, 2006 and 2007, respectively.  The estimated aggregate amortization for the next five years is as follows:

2008	$482,697
2009	482,697
2010	352,982
2011	119,667
2012	-0-
$1,438,043

6.  Bridge Financing

In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI Master LDC, or CAMOFI.  On March 22, 2007, we amended certain of the terms of our $5,000,000 bridge financing with CAMOFI.  On September 28, 2007, we again amended certain terms of our $5,000,000 bridge financing with CAMOFI.

Under terms of the original financing arrangement, all of our assets were and continue to be pledged as collateral (except the cash attributable to Series B Convertible Preferred Stock).  In addition, we are obligated to make quarterly payments of $125,000 in commitment fees to be recognized appropriately as expense over the bridge period beginning July 1, 2006, until paid or converted as described below.

The note is convertible into shares of our Common Stock Series A at the option of CAMOFI at $1.345, in whole or in part, at any time, subject to certain limitations. In addition, we are obligated under a related agreement to register with the SEC, by a specified date, shares of Common Stock Series A issuable under the conversion and other features of the note agreement. In connection with the April 2006 refinancing, we replaced our previously issued warrant to purchase 1,050,000 shares of Common Stock Series A with a warrant to purchase 2,500,000 shares of Common Stock Series A. The new warrant vested immediately, has a five-year life, and has an exercise price of $1.48, subject to certain conditions. The new warrant is valued at $2,088,000 and has been recorded at a discount from the $5,000,000 face amount of the note and is amortized to expense through the life of the note using the interest method.  No value was assigned to the registration rights.

Under the March 22, 2007 amended terms of the financing arrangement with CAMOFI, our monthly redemption payments of $208,333 begin in October 2007 rather than in April 2007 as originally scheduled.  A full redemption payment of $1,875,005 is due in January 2009 rather than a full redemption payment of $3,125,003 being due in January 2008.  We also received a waiver through December 26, 2007, on the deadline for registration of any shares of Common Stock Series A issuable to CAMOFI to be effective.  For this refinancing accommodation, we issued CAMOFI warrants to purchase 175,000 shares of Common Stock Series A at $1.48 per share and made a payment of $25,000 to CAMOFI.  We used the Black-Scholes option-pricing model to value the warrants with principal assumptions including a “risk free” interest rate of 5%, warrant life of five years, no expected dividends and a volatility of 30%, which is a composite index for gaming technology oriented companies in our industry sector that have products that would be vertically integrated with our core products.  The warrants were valued at an estimated $667,468.

Under the September 28, 2007 amended terms of the financing arrangement with CAMOFI, the quarterly commitment fee payment of $125,000 due on October 1, 2007 pursuant to the note was deferred until January 1, 2008 at which time it will be due and payable along with the additional $125,000 quarterly commitment fee due at that time for a total of $250,000.  The monthly redemption amount of $208,333 due on October 1, November 1, and December 1, 2007 were each deferred to April 1, 2008.  The monthly redemption amount of $208,333 due and payable on April 1, 2008 will remain due and payable on that date, so $833,332 in total is due and payable on that date.  The aggregate redemption amount of the note was increased by $250,000 to $5,250,000.  The aggregate redemption amount is due on January 1, 2009.  The filing date and effectiveness date as such terms are defined in the Registration Rights Agreement shall be amended to be February 28, and June 30, 2008, respectively.  CAMOFI has the right to convert up to 100% of the note into Common Stock Series A.  If 125% of the registrable securities for CAMOFI are not effective by June 30, 2008, we must pay cash liquidating damages equal to 1.5% of the outstanding principal balance of the bridge financing and an additional 1.5% for every subsequent 30-day period thereafter that the registrable securities are not effective.  If we fail to pay any partial liquidating damages within seven days from the date payable, we will accrue 20% annual interest on any amount in arrears.  We further agreed to give CAMOFI at least ten business day’s notice prior to any prepayments and repayments pursuant to the note, during which time CAMOFI shall have the right to convert any portion of its note into common stock.  We also agreed to reduce our nonrecurring cash burn to no more than $460,000 per month.

In the second quarter of 2006, a refinancing resulted in a write-off of issuance costs of $190,600 associated with the old bridge financing. We incurred new issuance costs of $167,000 in connection with the refinancing, which were capitalized and are being amortized over the term of the new bridge financing using the interest method.

	December 31, 2006	September 30, 2007 Unaudited
Bridge financing	$3,766,182	$4,023,772
Settlement due third parties	678,433	720,648
Other notes payable	11,162	34,673
	4,455,777	4,779,093
Less amounts due within one year	1,310,874	2,274,335
	$3,144,903	$2,504,758

Debt matures as follows: In one year $2,274,335, in two years $2,504,758.

In connection with our 2003 acquisition of Imagineering Systems, Inc., we, in effect, purchased for $150,000 (included in other assets) an interest in a judgment against American Wagering, Inc., which was operating under the protection of the United States Bankruptcy Code. The amount of the judgment has been negotiated to be $1.0 million. During 2005 and previously, we received an interest-free advance of $320,000 and a payment of $340,000 for the release of a lien from a subsidiary of American Wagering, Inc. This subsidiary was not in bankruptcy. We repaid the advance when the plan of reorganization of American Wagering, Inc. was confirmed early in 2005. We agreed to receive the balance of the $1.0 million judgment ($340,000) in installments over two years, plus interest. A substantial portion of the excess payments above $350,000 are payable to the prior shareholders of the acquired entity and/or their creditors under the terms of its acquisition. The settlement payable does not have a specified due date or interest rate, but is considered to be due on demand and is included in the current portion of long-term debt.

7.  Stockholders' Equity

During the three months ended September 30, 2007, we issued 490,000 shares of Common Stock Series A pursuant to the exercise of options and warrants.  In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions.  For the nine months ended September 30, 2007, we issued 835,123 shares of Common Stock Series A pursuant to the exercise of options and warrants.

In February 2006, we purchased certain technology rights for 700,000 shares of our Common Stock Series A. This purchase gives us the rights to use the acquired technology for home applications of wagering and betting activity. These assets and the stock issued in consideration therefor were valued at an estimated fair value of $1,400,000, and we are amortizing the identifiable assets acquired over a five-year period.  See also Note 11.

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

Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B Convertible Preferred Stock on a one-to-five basis. Additionally, the holders of Series B Convertible Preferred Stock have the right, at their election, to sell their shares of Series B Convertible Preferred Stock to us for $5.00 per share at any time beginning July 31, 2008 through and including October 31, 2008.  Upon our liquidation, dissolution or winding up, holders of Series B Convertible Preferred Stock are entitled to receive a priority payment of $5.00 per share.  Furthermore, at any time after our Common Stock Series A trades on an exchange, we have the right to purchase shares of Series B Convertible Preferred Stock at 125% of the original purchase price plus an additional 10%, or fraction thereof, of the original purchase price for each year, or fraction thereof, that such shares have been outstanding beyond two years from their initial issue date. In the event we elect to purchase the Series B Convertible Preferred Stock, holders of the Series B Convertible Preferred Stock will have the option to sell their shares of Series B Convertible Preferred Stock upon the terms described above or convert their shares into Common Stock Series A on a one-to-five basis.

A certain amount of the proceeds derived from the sale of Series B Convertible Preferred Stock provides jackpot security for two of our gaming products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B Convertible Preferred Stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either Nevada Numbers or The Million Dollar Ticket then, in each case, each holder of Series B Convertible Preferred Stock will have the right, for 90 calendar days from the date the holders of Series B Convertible Preferred Stock are noticed that such funds are no longer being so used, to sell up to 50% of such holder's Series B Convertible Preferred Stock to us for $5.00 per share.

On February 12, 2007, because Treasure Island had begun maintaining the required base jackpot bankroll for Nevada Numbers, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or to exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until May 13, 2007 to make their decision.  As of September 30, 2007, holders of 175,890 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 879,450 shares of Common Stock Series A.  We also redeemed 35,900 shares of Series B preferred stock at $5 per share for a total redemption of $179,500 during the nine months ended September 30, 2007.

Series C Convertible Preferred Stock.  In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.  In September 2007, holders of our Series C Convertible Preferred Stock converted 8,000 shares of Series C Convertible Preferred Stock on a one-to-five-basis for 40,000 shares of Common Stock Series A.  Holders of Series C Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after Series B Convertible Preferred Stock shareholders have been liquidated.

Series D Convertible Preferred Stock.  The holder of Series D Convertible Preferred Stock is entitled to receive $2 per share as a liquidation preference after Series B and Series C Convertible Preferred Stock shareholders have been liquidated.  Each share of Series D Convertible Preferred Stock is convertible into one share of Common Stock Series A.

Series E Convertible Preferred Stock.  Holders of Series E Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after Series B, Series C, and Series D Convertible Preferred Stock shareholders have been liquidated. Each share of Series E Convertible Preferred Stock is convertible into one share of Common Stock Series A.

Stock Warrants and Options.  We have both a qualified and a non-qualified stock option plan. Since 2000, options have been granted only under the qualified plan and there are approximately 300,000 options presently outstanding under the nonqualified plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans. The exercise price of options issued pursuant to the qualified plan cannot be less than the fair value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the qualified plan is limited to 1,250,000 shares of Common Stock Series A.

We have, from time to time, granted warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 555,000 and 630,000 shares of Common Stock Series A were issued to officers and directors during the nine months ended September 30, 2006 and 2007, respectively.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R which established accounting for equity instruments exchanged for employee services.  SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method.  In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of 5%, expected option life of four to 10 years, no expected dividends and a volatility factor of 30%.  Total compensation cost recognized in operations from grants of options and warrants amounted to $243,673 and $802,850 for the nine months ended September 30, 2006 and 2007, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at September 30, 2007 totaled $1,251,002 and are expected to be amortized over a weighted average period of 2.9 years.

The weighted average exercise price of our options and warrants at September 30, 2007 was $2.00.  The following table summarizes our stock option and warrant activity during the nine months ended September 30, 2007:

Balance, January 1, 2007	6,461,741
$1.65
Granted	990,000
$4.38
Exercised	(835,123)
$1.43
Forfeited	(451,756)
$1.81
Balance, September 30, 2007	6,164,862
$2.00

As of September 30, 2007, approximately 824,000 options and warrants are outstanding, but have not vested.

Nonvested Options		Weighted Average Price
Balance, January 1, 2007	65,041	$2.05
Granted	685,000	5.00
Vested	(226,016)	(5.00)
Forfeited	0	5.00
Balance, September 30, 2007	524,025	$5.00

Nonvested Warrants
Balance, January 1, 2007	673,667	$2.55
Granted	20,000	5.00
Vested	(393,334)	(2.40)
Forfeited	0	0
Balance, September 30, 2007	300,333	$2.86

8.  Progressive Jackpots

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Coverall Bingo (in some circumstances), Gamblers Bonus Million Dollar Ticket, and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate the relationship between our liability for progressive jackpots and our gross commitment at December 31, 2006 and September 30, 2007, and related assumptions:

December 31, 2006
Progressive Jackpot Liability
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.91% discount rate, the prevailing 20-year Treasury Bond rate	$3,293,613
Present value at 4.91% of the $1,306,433 increase to the Progressive jackpot meter	860,577
Less portion insured through conventional insurance providers	(2,900,000)
Other Games	370,861
$1,625,051

September 30, 2007
Progressive Jackpot Liability
Nevada Numbers
Present value of $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 7.75% discount rate, the prevailing 20-year Treasury Bond	$2,694,700
Present value at 7.75% of the $1,377,103 increase to the progressive jackpot meter	742,476
Less portion insured through conventional insurance providers	(2,900,000)
Other Games	279,945
$817,121

The Nevada Numbers jackpot was won in September 2007 for the first time in history of the game and we were able to discount the jackpot payout at the prime rate rather than the 20 year treasury bond rate as had previously been applied in calculating our progressive jackpot liability, resulting in a gain of $849,000.  This gain has been reflected in the casino games costs and expenses.  The effect of any change in the prevailing prime rate of interest (as measured at the end of the period) is recognized in the period of such change.

9.  Income Taxes

We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods, since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is more likely that not.  Although Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the current interim periods, based on its evaluation, management determined that FIN 48 did not have a material effect on either our net operating loss carryforwards, the related deferred tax assets or valuation allowance, or on the deficit at January 1, 2007.

10.   Related Party Transactions

Loans to Executive Officers

During 2001 and 2002, we loaned to Russell R. Roth, our Chairman, $248,000, representing the funds needed to exercise all of his non-qualified stock options and pay the federal income taxes due upon exercise. The loan required the payment of interest of 4.85% per annum during the first four years with the balance due on June 15, 2006. Mr. Roth repaid $100,000 of this debt in 2004 and repaid the remaining outstanding amount in June 2006.

During 2001 and 2002, we loaned to Gary G. Baldwin, our former Vice President and a former director, $220,000, representing the funds needed to exercise all of his non-qualified stock options and pay the federal income taxes due upon exercise. The primary intent of the loans was the same as that for the loans to Mr. Roth. The loan required the payment of interest of 4.85% per annum during the first four years with the balance due on June 15, 2006. The loan was settled in June 2006 through the surrender of 80,340 shares of Common Stock Series A.

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

Agreements for Services

In 2006, we entered into a consulting agreement with JMC Investments, L.L.C., an entity managed and owned by Stephen A. Crystal, a director of our company. During the 90-day term of the consulting agreement, JMC Investments, L.L.C. was to assist in designing, developing, and implementing our sales efforts and in fulfilling our funding needs. In exchange, we have agreed to pay JMC Investments, L.L.C. compensation of $10,000 per month and a one-time grant of 60,000 shares of Common Stock Series A. On June 15, 2006, Mr. Crystal accepted our offer of employment as our President and Chief Marketing Officer and agreed to terminate any further obligation under the consulting agreement.  As an employee,

Mr. Crystal was issued an option to purchase 20,000 shares of Common Stock Series A with an exercise price of $3.00 per share and warrants to purchase 250,000 shares of Common Stock Series A with an exercise price of $3 per share.  On March 16, 2007, Mr. Crystal was re-appointed to our Board of Directors and concurrently resigned as our President and Chief Marketing Officer.

Since 1999, Cane Clark, LLP has provided legal services to us. Kyleen E. Cane, a director of our company, is a partner of Cane Clark, LLP. In exchange for the services provided by Ms. Cane and Cane Clark, LLP, we issued 50,000 shares of Common Stock Series A to Ms. Cane in 2005 at a negotiated value of $0.50 per share and paid cash fees of $250 and $30,338 for the nine months ended September 30, 2006 and 2007, respectively.

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

Letters of Intent

We have entered into letters of intent with certain third parties to install the PlayerVision system. These commitments generally provide that we will supply our PlayerVision system in exchange for certain fees and a share of the revenue produced. The material terms of the commitments have not been fully agreed upon and are subject to certain conditions and limitations, including obtaining regulatory approval of the PlayerVision system.  Of these third parties, we have entered into letters of intent with the Four Queens Hotel and Casino, a hotel casino controlled by Terry L. Caudill, a director, and Caribbean Cage, LLC, a slot route operator based in Puerto Rico controlled by Robert B. Washington, a former director.

11.  Acquisition of Technology

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

12.  Segment Information

We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one nearly ready to launch. The three games are played in 24 casinos in Nevada and another 14 outside Nevada. Our games consist of keno style games (Nevada Numbers and The Million Dollar Ticket) and a bingo style game (Super Bingo Coverall).

Revenue, operating income (loss) and certain unallocated expenditures for the nine months ended September 30, 2006 and 2007 were:

	Nine months ended September 30,
	2006	2007
Revenue
Casino Games	$1,209,347	$1,303,129
Product Sales	1,171,816	1,377,735
Other	1,320,246	1,055,794
	$3,701,409	$3,736,658
Operating income (loss)
Casino Games	$(75,620)	$917,430
Product Sales	369,674	597,794
Other	275,302	56,404
Unallocated	(3,705,839)	(6,494,368)
	$(3,136,483)	$(4,922,740)

Identifiable assets of $11,327,924 and $8,291,071 at December 31, 2006 and September 30, 2007, respectively, included recorded goodwill of $955,277 related to our bingo and keno products sales business segment.  After proper corporate allocations, this business segment had over $300,000 of net income for the year ended December 31, 2006 and the nine months ended September 30, 2007.  Losses during 2006 and year-to-date 2007 result from significant cash resources spent on the development, regulatory approval, administrative infrastructure and marketing of PlayerVision.

	December 31, 2006	September 30, 2007
Identifiable assets
Casino Games	$7,219,569	$5,628,282
Product Sales	466,536	442,362
Other	441,242	444,523
Unallocated	3,200,577	1,763,904
	$11,327,924	$8,279,071
13.  Contingencies

Legal Proceeding. In September 2007, we became a defendant in a lawsuit filed by IGT alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system.  On November 15, 2007, the Court found that IGT had not shown a likelihood of success or raised serious questions as to its derivative works claim or other infringement claims, and, accordingly, the Court denied IGT's request for a preliminary injunction.

Regulatory Noncompliance. Due to circumstances beyond management’s control, we are technically out of compliance with Regulation 5.115 of the Nevada Gaming Commission; however, management expects no significant consequence to the Company as a result of its noncompliance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of revenue from PlayerVision during the fourth quarter of 2007 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including any adverse judgment, ruling or order in our current litigation with IGT and those additional risks discussed herein and elsewhere in our Form 10-KSB for the year ended December 31, 2006.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. These historical financial statements may not be indicative of our future performance.

Overview

Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies.  During 2005, 2006, and year to date 2007, we devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PlayerVision system.  In comparison to the keno and bingo market, the market for our PlayerVision system, i.e., the gaming machine market, is much larger and more dynamic.  Due to our focus on the development of our PlayerVision system, we have incurred expenses in excess of our revenue and have generated losses for 2005, 2006, and year to date 2007.

By the third quarter of 2007, we substantially completed the development of our PlayerVision system, including the first four modules:  AdVision, PlayerVision TV, NumberVision, and WagerVision.  In terms of the sales and marketing of our PlayerVision system, we introduced our PlayerVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada during the fourth quarter of 2006 and displayed our PlayerVision system at the International Casino Exhibition in London, England and the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007.  During the second quarter of 2007, we displayed our PlayerVision system at the Southern Gaming Show and at the Gaming Technology Summit where we received the Platinum Award for the most Innovative Gaming Product of the year.  In terms of regulatory approvals, we have received approval from the Nevada Gaming Commission and Gaming Laboratories International, or GLI, for AdVision and PlayerVision TV.  We have submitted WagerVision and NumberVision for Nevada Gaming Commission and GLI approval.

Based on the foregoing, we anticipate the first realization of revenue from our PlayerVision system during the fourth quarter of 2007 that would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would come from the installation of AdVision and PlayerVision TV stemming from signed license agreements with various casino operators.

For the remainder of 2007 and into 2008, we will continue to incur expenses related to the regulatory approval for the remaining PlayerVision modules and will face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system, we will continue to rely on funds from operations and funds from third party financing sources to sustain our operations in the remainder of 2007 and in the first quarter of 2008.

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

Revenue Recognition

PlayerVision. The revenue from PlayerVision will result from installation fees, activation fees, fees for services, and revenue sharing arrangements. We will recognize installation and activation fees for PlayerVision upon installation and recognize the costs associated with the installation (labor and supplies) at that time. We will recognize revenue from the revenue sharing arrangements as earned and recognize maintenance expenses as incurred against the corresponding revenue.  Manufacturing costs will be capitalized and depreciated over the life of the asset.

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

Goodwill and other Intangible Assets

We review goodwill and other intangible assets for impairment annually, and whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets.

Our forecasted future cash flows used to test the recoverability or determine the fair value of intangibles are based on assumptions that are consistent with plans used to manage the underlying business.  Factors used in our evaluations of potential impairment and fair value require significant judgments about respective estimated useful lives, risk rates, forecasted growth rates, brand history, expected market growth, competitive environment, market share, future business prospects and success of our products.  Changes in these estimates and assumptions could materially affect the determination of recoverability or fair value. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of the fair value of each reporting unit.  We determine the fair value of our reporting units using the discounted cash flow method, and compared the implied valuation multiples to a group of guideline public companies under the Market approach to test the reasonableness of the discounted cash flow results.

Our goodwill and intangible assets totaled $2,393,320 at September 30, 2006 and 2007.  Our intangible assets consist of key patents and technology rights with a five year life related to PlayerVision which goes to market for the first time during the fourth quarter of 2007.  We recorded no goodwill impairment charges during the nine months ended September 30, 2006 and 2007.

Income Taxes

We have provided a full valuation allowance for the tax effects of our net operating losses at September 30, 2006 and 2007.  We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is more likely than not.  Although Financial Accounting Standards Board Interpretation (FASB) No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the current nine month period, based on its evaluation, management determined that FIN 48 did not have a material effect on either our net operating loss carryforwards, the related deferred tax assets or valuation allowance, or on our deficit at January 1, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS Nos. 157 and 159 are presently designated to become effective for us for financial statements issued for our year 2008.  We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.

Results of Operations

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Revenue.  Casino games revenue for the nine months ended September 30, 2007 increased $94,000, or 7.8%, to $1,303,000 from $1,209,000 for the nine months ended September 30, 2006.  The higher casino games revenue resulted from higher incremental revenue from Super Coverall Bingo of $148,000 offset by a decline of $47,000 in Nevada Numbers.

Product sales for the nine months ended September 30, 2007 increased by $206,000, or 17.6%, to $1,378,000 from $1,172,000 for the nine months ended September 30, 2006.  Keno equipment sales amounted to $677,000 for the nine months ended September 30, 2007 versus $369,000 during the nine months ended September 30, 2006, an increase of $308,000. The increase was primarily due to the sale and installation of seven Keno Optima systems to one customer for seven different properties during the third quarter of 2007.

Other revenue for the nine months ended September 30, 2007 declined by $264,000, or 20.0%, to $1,056,000 from $1,320,000 for the nine months ended September 30, 2006.  Bingo electronics revenue decreased from $363,000 for the nine months ended September 30, 2006 to $70,000 for the nine months ended September 30, 2007, as we lost our bingo electronics distribution agreement early in 2007.  Revenue from the keno route agreements increased from $450,000 for the nine months ended September 30, 2006 to $492,000 for the nine months ended September 30, 2007 as a result of the fact that we played luckier for the nine months ended September 30, 2007 versus the same period in the prior year.

Costs and Expenses.  Costs and expenses of casino games for the nine months ended September 30, 2007 decreased $899,000 or 70.0% to $386,000 from $1,285,000 for the nine months ended September 30, 2006.  The decrease resulted primarily from $849,000 less in jackpot expense as the Nevada Numbers jackpot was won in September 2007 for the first time in the history of the game and we were able to discount the jackpot payout at the prime rate rather than the 20 year treasury bond rate as had previously been applied in calculating our progressive jackpot liability.  Gaming license application fees decreased from $144,000 for the nine months ended September 30, 2006 to $97,000 during the nine months ended September 30, 2007, as we had another officer licensed in Nevada in 2006.

Product costs and expenses for the nine months ended September 30, 2007 decreased $22,000, or 2.7%, to $780,000 from $802,000 for the nine months ended September 30, 2006.  Gross margin increased to 43.4% for the nine months ended September 30, 2007 versus 31.5% for the nine months ended September 30, 2007 as we had more sales of our Keno Optima system in 2007 than 2006 which carry a higher margin and we have done substantially less discounting in now our third year of distributing the Keno Optima system.

Other costs and expenses for the nine months ended September 30, 2007 decreased $46,000 or 4.4% to $999,000 from $1,045,000 for the nine months ended September 30, 2006, due to a $75,000 increase in salaries during the nine months ended September 30, 2007, versus the same period in 2006 offset by a $97,000 decrease in jackpot expense for our keno route for the nine months ended September 30, 2007, as the company played luckier this year than the comparable nine month period in 2006.  Gross margin also decreased to 5.3% for the nine months ended September 30, 2007, versus 20.8% for the nine months ended September 30, 2006 due to the lost profits from the bingo electronics distribution agreement being curtailed.

 Operating Expenses.  Selling, general and administrative expense for the nine months ended September 30, 2007 increased $2,523,000 or 100.4% to $5,036,000 from $2,513,000 for the nine months ended September 30, 2006.  As we prepare for the rollout of our new PlayerVision system, we have increased our administrative infrastructure through additional salaries of $1,029,000 during the nine months ended September 30, 2007 versus September 30, 2006.  In addition, consulting and professional fees and travel and entertainment expenses have increased by $497,000 and $156,000, respectively, during the nine months ended September 30, 2007 versus the same period in 2006. The increase in consulting and professional fees is primarily related to consulting costs for marketing and money raising and legal fees associated with an acquisition that was not completed and legal fees incurred in defending a lawsuit.  Rent, utilities, and telephone have increased by $140,000 during the nine months ended September 30, 2007 versus the same period in the prior year due to the additional administrative infrastructure for PlayerVision.  Advertising and promotion has increased by $258,000 in order to promote PlayerVision during the nine months ended September 30, 2007 versus the same period in the prior year.

Depreciation and amortization for the nine months ended September 30, 2007 increased $94,000 or 17.2% to $639,000 from $545,000 for the nine months ended September 30, 2006 as a result of incremental amortization of intangibles from the acquisition of additional technology rights from AdLine Network, LLC in February 2006.

Finance Costs.  Finance costs for the nine months ended September 30, 2007 increased $391,000 or 35.2% to $1,502,000 from $1,111,000 for the nine months ended September 30, 2006.  The increased finance costs related to the additional bridge financing of $2,000,000 received in April 2006 and the additional costs associated with the refinancing of the bridge financing which occurred on March 22, 2007 and September 28, 2007.

 Interest and Other Income.  Interest and other income for the nine months ended September 30, 2007 decreased by $63,000 or 33.0% to $127,000 from $190,000 for the nine months ended September 30, 2006.  The decrease was a result of lower cash balances outstanding caused by the additional investment in administrative infrastructure as we prepare for the rollout of our new PlayerVision system.

Liquidity and Capital Resources

Cash

The $671,000 decrease in cash and cash equivalents, excluding jackpot reserve deposits, for the nine months ended September 30, 2007 resulted primarily from our operating losses offset by the proceeds from our Series E Convertible Preferred Stock offering and the $2.9 million of cash that became available for operations when Treasure Island began maintaining the required base jackpot bankroll for our Nevada Numbers game.

Capital Expenditures

Capital expenditures totaled $284,000 for the nine months ended September 30, 2007 compared with $444,000 for the nine months ended September 30, 2006.  The decrease resulted from the purchase of more testing equipment and production equipment to support PlayerVision in 2006 than 2007.  For the remainder of 2007, other than our obligation to pay any jackpots that may be won, we expect to spend approximately $80,000 on testing equipment for software applications of PlayerVision.

Sources of Capital

We have traditionally relied on various forms of financing in order to sustain our operations.  In 2006 and thus far in 2007, we raised $3.6 million through our private placement of Series E Convertible Preferred Stock.  In addition, we had $2.9 million become available for operations when Treasure Island began maintaining our required base jackpot bankroll for Nevada Numbers.

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

Under the September 28, 2007 amended terms of the financing arrangement with CAMOFI, the quarterly commitment fee payment of $125,000 due on October 1, 2007 pursuant to the note was deferred until January 1, 2008 at which time it will be due and payable along with the additional $125,000 quarterly commitment fee due at that time for a total of $250,000.  The monthly redemption amount of $208,333 due on October 1, November 1, and December 1, 2007 were each deferred to April 1, 2008.  The monthly redemption amount of $208,333 due and payable on April 1, 2008 will remain due and payable on that date, so $833,332 in total is due and payable on that date.  The aggregate redemption amount of the note was increased by $250,000 to $5,250,000.  The aggregate redemption amount is due on January 1, 2009.  The filing date and effectiveness dates as such terms are defined in the Registration Rights Agreement shall be amended to be February 28, and June 30, 2008, respectively.  CAMOFI has the right to convert up to 100% of the note into common stock.  We further agreed to give CAMOFI at least ten business day’s notice prior to any payments and repayments pursuant to the note, during which time CAMOFI shall have the right to convert any portion of its note into common stock.  We also agreed to reduce our nonrecurring cash burn to no more than $460,000 per month by October 10, 2007.

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

•
a Registration Rights Agreement, as amended, that requires us to have declared effective by the SEC by June 30, 2008, a registration statement for the offer and sale of 125% of all shares of Common Stock Series A issuable upon conversion of the CAMOFI Note, issuable exercise of all warrants issued to CAMOFI, and issued or issuable under the terms and conditions of the bridge financing from CAMOFI.

•	a Subsidiary Guarantee that obligates our subsidiaries to guarantee our performance under the CAMOFI Note and related agreements.

•	a Lock-Up Agreement that restricts Russell R. Roth from selling his shares of Common Stock Series A for a period of six months following the effective date of the registration statement.

Outlook

Historically, we have used more cash in our operations than we generated and, accordingly, we have sustained our operations through various forms of financing.  We believe that our cash balances and the proceeds from our private placement of Series E Convertible Preferred Stock, together with funds from operations and any additional financing, will be sufficient to fund our anticipated working capital requirements and our business expansion plans for at least the next 12 months.  A sudden increase in product demand requiring a significant increase in manufacturing capability, an adverse judgment or order, or unforeseen adverse competitive, economic, or other factors, however, may impact our cash position, and thereby negatively affect operations.  From time to time, we have been required to raise additional funds through public or private financing, strategic relationships, or other arrangements including modifications and/or extensions of existing financing arrangements.  We may be unable to secure such funding, if needed and such financing may not be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.  Failure to generate sufficient revenue or to raise capital when needed could have an adverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.

Off Balance Sheet Financing

We have no off balance sheet financing arrangements other than operating lease commitments totaling $433,264 that have the following payment schedule: $98,937 in 2007, $322,147 in 2008, $4,872 in 2009, $4,872 in 2010 and $2,436 in 2011.

Qualitative and Quantitative Disclosures about Market Risk

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Item 3.   Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision, and with the participation, of Jon D. Berkley, our Chief Executive Officer, and Bruce A. Shepard, our Chief Financial Officer.  Based on this evaluation, Mr. Berkley and Mr. Shepard concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Mr. Berkley and Mr. Shepard also concluded that there have been no significant changes in internal controls or in other factors that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting during the quarter most recently ended.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 12, 2007, IGT filed a lawsuit against us in the United States District Court of Nevada captioned IGT v. Las Vegas Gaming, Inc., Case 3:07-cv-00415-BES-VPC alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system, formerly PortalVision, on IGT’s Game King® gaming machines.  IGT is seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.   On November 15, 2007, the Court found that IGT had not shown a likelihood of success or raised serious questions as to its derivative works claim or other infringement claims, and, accordingly, the Court denied IGT's request for a preliminary injunction.

Item 2.    Unregistered Sales of Equity Securities.

From November 2006 through September 2007, we have conducted a private placement of our Series E Convertible Preferred Stock through which we have raised $3,564,000 in gross proceeds and have issued 712,800 shares of Series E Convertible Preferred Stock.  During the three months ended September 30, 2007, we raised $440,000 in gross proceeds and issued 88,000 shares of Series E Convertible Preferred Stock.  The proceeds have been and will be used to fund our general operations and working capital.  The shares of Series E Convertible Preferred Stock were issued pursuant to exemption from registration provided by Rule 506 of Regulation D of the Securities Act and Section 4(2) of the Securities Act.  We did not pay commissions on the sale of any shares of Series E Convertible Preferred Stock.

During the three months ended September 30, 2007, we issued an aggregate of 490,000 shares of Common Stock Series A as a result of the exercise of outstanding stock options and warrants to purchase 490,000 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

On February 12, 2007, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to:  (1) exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or (2) exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until May 13, 2007 to make their decision.  During the three months ended September 30, 2007, holders of 5,400 shares of Series B Convertible Preferred Stock converted their shares on a one-to-five basis for 27,000 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In June and August 2007, we issued options to purchase an aggregate of 200,000 shares of Common Stock Series A at an exercise price of $5.00 per share to an officer as bonus compensation.  One quarter of the options vested upon grant.  The remaining three quarters vest at a rate of one quarter per year beginning in June 2008.  The options expire in June 2012.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In August 2007, we issued options to purchase a total of 22,000 shares of Common Stock Series A to three employees and 10,000 warrants to one employee as bonus compensation all with an exercise price of $5.00 per share.  One third of the options vested upon grant.  The remaining two thirds vest at a rate of one third per year beginning in June 2008.  The options expire in 2012.   The warrants immediately vested.  We also issued 2,000 shares of Common Stock Series A for consulting rendered in the third quarter of 2007.   These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuances did not involve a public offering.

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

Las Vegas Gaming, Inc.
(Registrant)

Date:	November 14, 2007	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2007	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description
10.1
Letter Agreement with CAMOFI Master LDC dated September 28, 2007 incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007

10.2	Form of Non-Qualified Stock Option Agreement
10.3	Form of Warrant Agreement
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002