Form 10KSB
period 2007-12-31
LAS VEGAS GAMING INC
filed 2008-04-16
CIK 1103993

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-30375
Las Vegas Gaming, Inc.
(Name of small business issuer in its charter)
Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (702) 871-7111
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State issuer’s revenues for its most recent fiscal year:	$5,063,409
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Series A, $.001 par value	12,562,653 shares as of December 31, 2007
Documents Incorporated By Reference: None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

_______________________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are some of our trademarks.  This Annual Report on Form 10-KSB contains trademarks and trade names of other parties, corporations and organizations.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

We are now focusing our core business on our proprietary multimedia delivery system, known as PlayerVision.  Through our PlayerVision system, we offer gaming operators the ability to increase the productivity of their existing gaming machines by delivering additional wagering opportunities, promotions, games, and other content on the existing screens of their gaming machines, such as slot machines, poker machines, and video lottery terminals.  Our PlayerVision system is flexible and compatible with virtually all gaming machines currently produced by all major manufacturers. As a result, we view every gaming machine as a revenue opportunity for our PlayerVision system. Since we plan to offer PlayerVision at no capital cost to most operators in exchange for recurring fees for services, we can provide operators with an ability to increase significantly the earning power and functionality of their gaming machines with little or no financial risk.  In addition, we are a leading supplier of keno and bingo games, systems, and supplies.

We have completed the development of the first four modules of our PlayerVision system. The PlayerVision system consists of proprietary software that runs our multimedia hardware device, featuring on-board memory and expansion and connectivity options. PlayerVision interfaces with the existing video,  audio and, printing functions of the machine.  By adding PlayerVision, a gaming machine is transformed from a single use, single wager option display to a multimedia display that can deliver to the player multiple wagering opportunities, live video, and targeted promotional content in addition to traditional gaming activity found on the machine. The PlayerVision system delivers content on the existing screen of the gaming machine. As a result, the installation of PlayerVision eliminates the need for operators to retrofit existing machines or purchase new machines with multiple video displays in order to deliver multimedia content to their patrons.

Designed as a multi-faceted delivery system, we currently offer four distinct applications:

	AdVision	PlayerVision TV	NumberVision	WagerVision
What PlayerVision Delivers	Advertisements or information through still images or full motion video	Picture-in-picture on full screen television while playing slot machine	Impulse gaming opportunity upon the decision to cash-out	Remote ability to accept sports and race wagering
How Operators Benefit	Advertisements or information delivered during idle time	Patrons stay longer to play with ability to multi-task	Additional wagering revenue opportunity	Additional race and sports wagering revenue opportunity
How Patrons Benefit	Information on promotions, entertainment, dining, and other events	Ability to watch recently wagered sporting event or favorite program	Opportunity to win substantial jackpot-style cash prizes	Enhanced and more dynamic gaming environment
How We Benefit	Fee for providing ability to deliver advertising	Fee for providing ability to deliver television	Installation fees, activation fees, and share of revenue	Fee for providing ability to deliver additional wagers

In addition, we are continuing to develop new applications that will position PlayerVision as a platform for a variety of new multimedia and gaming functions.

In 2006, we changed our business plan to focus on the development of the PlayerVision system.  We have received final regulatory approval from Nevada and Gaming Laboratories International (GLI), an independent accredited testing laboratory, for two PlayerVision applications, AdVision and PlayerVision TV, on IGT Game King, WMS and Aristocrat machines.  As of December 31, 2007, we had installed PlayerVision with AdVision and/or PlayerVision TV on an early adoption basis with five customers on approximately 150 machines, one-third of which were with an affiliate.  See, Item 1. “Description of Business – Marketing and Distribution” and Item 12. “Certain Relationships and Related Transactions, and Director Independence.”  Although these installments are on terms substantially less favorable than we ultimately expect to receive, they provide us with early exposure for our PlayerVision system.  With respect to the WagerVision and NumberVision applications for PlayerVision, we anticipate receiving approval from the Nevada regulatory authorities and GLI during the third quarter of 2008 and, thereafter, we will conduct a 30-day beta test.  Upon final approval of these applications, we expect to launch an aggressive sales campaign for our PlayerVision system.  No assurance can be given, however, that the market will accept our PlayerVision system or that we will be successful in our plans to install our PlayerVision system in the timeframes we anticipate or on terms acceptable to us.  In addition, we cannot assure you that our competitors will not develop a new technology or product that will make our PlayerVision system undesirable or obsolete.  We are also subject to substantial costs and risks in defending our intellectual property rights.  On September 12, 2007, IGT filed a lawsuit against us alleging that our PlayerVision system infringed on IGT’s Game King® gaming machines.  See, Item 3. “Legal Proceedings” for a more detailed description of this lawsuit.  Although the court in that matter, denied IGT’s motion for preliminary injunction, discovery in the lawsuit is continuing and the costs of defending this or other claims could have a material adverse effect on our financial position and business operations.  We cannot assure you that we will ultimately prevail in, or successfully resolve, our litigation with IGT.  In addition, PlayerVision is a new sophisticated product and will likely contain undetected errors or defects, especially when new modules or applications are released, which could result in the rejection of our PlayerVision system and jeopardize our relationship with customers. Because of our focus on developing the PlayerVision system, we will continue to require substantial third-party financing, in addition to any funds from operations, to pursue our business plan.  The failure to obtain such financing will have a material adverse effect upon our financial position and business operations.  We cannot assure you that we will be successful in obtaining any additional financing.

Industry Overview

According to Datamonitor, mechanical and video gaming machines represented the leading segment of the overall global casino and gaming industry. In addition, the Profile of the American Casino Gambler: Harrah’s Survey 2006 prepared by Harrah’s Entertainment, Inc. reports that over 70% of the persons surveyed stated that gaming machines, such as slot machines and video poker machines, are their favorite casino games.

PlayerVision can be installed on most video gaming machines produced by major gaming equipment manufacturers worldwide. As of 2007, we believe that there were approximately 3.0 million gaming machines located worldwide, of which over 800,000 are located in the United States and over 200,000 are located in Nevada. Of the number located in the United States, we believe that approximately 35% are mechanical reel and approximately 65% are video reel machines.

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

As the gaming machine base continues to grow and the industry shifts from manual gaming machines to video-based gaming machines, we believe that our target market will continue to expand.  We believe that a consistent need for improvement in gaming activities and demand for greater entertainment value for players will give us the ability to market PlayerVision aggressively and to provide gaming operators with a single solution to introduce additional functionality without a wholesale replacement of their existing gaming machines.

Our Strategy

Our objective is to provide the premier enhancement system for the installed base of gaming machines by delivering additional wagering opportunities, promotions, games, and other content on the existing screens of gaming machines. In order to achieve this objective, we intend to pursue the following strategies:

•
Increased Revenue Potential for Operators. We plan to stress the ability of our PlayerVision system to provide gaming operators with the opportunity to increase significantly the earning power and functionality of their gaming machines. Since our PlayerVision system directly interfaces with the existing video, audio, and printing functions of the machine, we are able to use the machine’s existing video screen to deliver games, promotions, additional wagering opportunities, and other content. Our kiosk driven ticket redemption system features its own accounting system separate and apart from the main slot accounting system.

•
Compelling Patron Experience. We plan to offer PlayerVision as a single multimedia delivery system for a wide range of content directly on the existing screens of gaming machines. By adding PlayerVision, a gaming machine is transformed from a single use, single wager option into a multimedia experience that can deliver to the player extra wagering opportunities and targeted, promotional content in addition to traditional slot play. Through PlayerVision, the operator can enhance the functionality of its existing machines and deliver targeted gaming opportunities and promotional content to players.  In exchange, the player receives an enhanced playing experience, information about promotions, entertainment, and dining opportunities, and the opportunity to win jackpots and other prizes.

•
Leverage Industry Trend to Video Machines. We plan to take advantage of the accelerating industry movement from mechanical to video gaming machines through the ability of PlayerVision to interface with the existing video, audio and printing functions of gaming machines. In addition, we can adapt PlayerVision to mechanical gaming machines by adding the auxiliary screen or other hardware needed to deliver the same functionality. The solution for mechanical gaming machines will require additional capital and installation costs. By offering a gaming operator the ability to transform its entire floor of machines, the operator can have a single multimedia and game delivery system for its machines.

•
Low Operator Risk. We plan to offer gaming operators the ability to increase significantly the earning power and functionality of their existing gaming machines at little or no financial risk. This strategy involves installing PlayerVision at no capital cost to gaming operators in exchange for a share of revenue and recurring fees for services provided.

•
New Applications. We plan to continue the development of innovative applications to be delivered through our PlayerVision system. To date, we have designed our PlayerVision system to deliver advertisements, promotional materials, and wagering opportunities.  Since PlayerVision engages the existing video, audio and printing functions of the gaming machine, and since our kiosk driven ticket redemption system features its own accounting system, we believe that our PlayerVision system can be used as a platform to deliver a wide array of multimedia or gaming content directly to patrons.

PlayerVision is a single, flexible, and dynamic platform that can be used to deliver multimedia or gaming content developed either by us or third parties. Because of the integration of PlayerVision with all of the functions of the gaming machine, PlayerVision can be used by gaming operators to control all aspects of their gaming machines. By establishing our PlayerVision system as the premier enhancement system for the installed base of gaming machines, we believe that we will be able to establish a barrier to entry for our competitors.

PlayerVision System

Designed to increase the productivity of gaming machines, PlayerVision installs directly in most gaming machine regardless of the manufacturer and interfaces with the existing video, audio and printing functions of the machine.  We are able to integrate fully the PlayerVision system with the gaming machines through the interaction between our application software and our PlayerVision Control Unit, or PCU. The PCU is our proprietary multimedia hardware device that features on-board memory, external memory expansion capabilities, Internet Protocol, and wireless connectivity options. Through video digital signal processors and video compression algorithms, the PCU interfaces with the video display, touch screen, printer, and our own slot accounting system. By using the gaming machine’s current functionality, we expect to be able to provide operators with the ability to enhance their equipment and increase their revenue opportunities. In addition, we believe that gaming operators will be able to use PlayerVision as a platform to download future applications and capabilities.

We plan to earn income from PlayerVision through revenue-sharing and recurring service fees. We will seek to enter into multi-year contracts with operators. In addition to the minimal cost to gaming operators, the installation of the PCU will cause minimal downtime to the gaming machine and will not adversely impact its operation. We have focused our efforts on developing four distinct applications for the PlayerVision system: AdVision, PlayerVision TV, NumberVision and WagerVision.

AdVision and PlayerVision TV

Through the existing video and audio capabilities of the gaming machine, we are able to generate and display information, advertisements, and promotions through AdVision and provide television programming using a picture-in-picture feed through PlayerVision TV.  Since AdVision and PlayerVision TV use the existing video and audio capabilities of the gaming machine, the gaming operator can avoid the expense of replacing its equipment or purchasing additional video screens for these types of advertisements and promotions.

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

We currently intend to charge gaming machine operators a per month, per machine fee for AdVision and PlayerVision TV. We believe that AdVision and PlayerVision TV are cost-effective means of enhancing an operator’s existing gaming machines without any additional capital expense.

On March 23, 2007, we obtained regulatory approval of AdVision and PlayerVision TV in Nevada as associated equipment.  With these approvals, we beta tested AdVision and PlayerVision TV at Treasure Island Las Vegas in May 2007.  We received final approval of AdVision and PlayerVision TV on IGT Game King Machines in November 2007, and began shipping our technology to customers.  As of December 31, 2007, we installed AdVision and/or PlayerVision TV on an early adoption basis with five customers on approximately 150 machines, one-third of which were installed with an affiliate.  See, Item 12. “Certain Relationships and Related Transactions, and Director Independence.”

NumberVision

NumberVision provides the player with an impulse opportunity to place an additional wager or experience a different gaming opportunity that, in turn, provides gaming machine operators with the opportunity to generate additional revenue. In Nevada, the additional gaming opportunity initially will be the ability to purchase a Nevada Numbers ticket. In jurisdictions other than Nevada, the additional gaming opportunity can be the local lottery or other games.

NumberVision is designed to work in Nevada as follows:

•	first, during the cash-out process, NumberVision takes control over the non-gaming functions of the gaming machine;

•	second, the player is offered an additional on-screen gaming opportunity; and

•
third, if the player accepts the offer, the additional gaming opportunity is played and a cash voucher is issued for the remaining payout, if any; or, if the player declines the offer, a cash voucher is issued for the payout.

During the initial launch of NumberVision in Nevada, we plan to install NumberVision at no cost to operators in exchange for a share of the increased revenue generated by NumberVision.  In other jurisdictions, we plan to charge installation and activation fees to operators.

We applied for approval of NumberVision from GLI during the third quarter of 2007 and expect that the review process will be completed during the second quarter of 2008.  After approval, we will beta test WagerVision at Treasure Island Las Vegas for 30 days.

WagerVision

WagerVision offers interactive casino sports and race betting to a player in a remote location, whether through a gaming machine located in another portion of the casino or a television set located in the player’s home.  From a slot machine in a casino, WagerVision is designed to offer the same bets currently available only in the race and sports book along with the ability to watch the sporting event that was the subject of the wager from the slot machine through PlayerVision.  In the home environment, WagerVision is designed to offer proposition race and sports bets to players in real time. As a result of regulatory factors, in Nevada, we are limiting the application of WagerVision to sports betting, and in all other states within the United States to race betting.

In Nevada, we have entered into a letter of intent to offer the home version of WagerVision through Leroy’s Race and Sports Book. Current Nevada gaming rules and regulations allow sports betting from home (for Nevada residents who establish accounts under regulatory guidelines) using several alternative methods of communication, such as the telephone, facsimile machine, and cable, but not through a television. WagerVision addresses this limitation by installing and connecting PlayerVision to a telephone line and the television. PlayerVision then interacts with the television, allowing the player to place bets on various propositions related to the game or race in real time, effectively recreating the sports book in the player’s home.

We applied for approval of WagerVision from Nevada and GLI during the third quarter of 2007 and expect that the review process will be completed during the second quarter of 2008.  After approval, we will beta test WagerVision at Treasure Island Las Vegas for 30 days.

Other Applications

In addition to AdVision, PlayerVision TV, NumberVision and WagerVision, we are in the process of developing other applications for the PlayerVision system.  We anticipate launching these other applications after the initial deployment of our PlayerVision system.  As a result of the flexibility of the PlayerVision system, we can install additional applications in machines equipped with PlayerVision at no capital cost and with little downtime.

RoutePromo

RoutePromo is designed to deliver promotional tickets or vouchers to players upon the occurrence of an event specified by the operator, such as hitting a four-of-a-kind or better on a video poker machine. The key feature of RoutePromo is its ability to recognize a specified event generated by the game played and deliver the programmed response to the specified event.

RoutePromo is designed to work as follows:

•	first, the operator specifies the events that will trigger RoutePromo, such as a four-of-a-kind or better;

•	second, upon the occurrence of the specified event, RoutePromo is activated and a message is sent to the gaming machine to issue a promotional ticket or voucher;

•	third, the gaming machine alerts the player and prints the free promotional ticket or voucher; and

•	fourth, the gaming machine returns to its original state.

We currently intend to charge a fixed fee for each promotional ticket or voucher issued through RoutePromo. In addition to the promotional functions of RoutePromo, RoutePromo also provides operators with a system that records and accounts for each event on the gaming machine. RoutePromo will provide additional accounting functionality for operators and provide them with additional information, such as the information necessary to identify the payment of improper bonus points, tickets, or other promotional items.

Through our five-year agreement with United Coin Machine Company, the largest slot route operator in Nevada, we developed a variation of The Million Dollar Ticket, known as the Gamblers Bonus Million Dollar Ticket, to be used in conjunction with RoutePromo. Gamblers Bonus Million Dollar Ticket is a free promotional game that gives players the chance to win various prizes, including a $1.0 million grand prize, by matching numbers on their promotional tickets with numbers picked in a random weekly drawing. Under our agreement, we are obligated to provide software, hardware, and support to United Coin for the game. In addition, we are financially responsible for the payouts associated with the game. In return, United Coin is obligated to pay us $1.25 for each ticket distributed.  During the second quarter of 2008, we will role out the Gamblers Bonus Million Dollar Ticket at approximately 100 United Coin route locations.

We have obtained regulatory approval for RoutePromo in Nevada.

Casino Games

We operate two games, Nevada Numbers and The Million Dollar Ticket, and collect royalties on several other games. The revenue generated from our casino games is primarily based on the royalties earned on games played in casinos.

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

Although Nevada Numbers has traditionally been limited to the keno lounges of casinos, we are taking measures to expand the visibility of Nevada Numbers.  First, we have incorporated Nevada Numbers as part of NumberVision, although regulatory approval from Nevada has not yet been received for its use.  Through NumberVision, we propose to position Nevada Numbers as a dynamic game that will give players the opportunity to win a progressive jackpot of at least $5.0 million. Second, subject to regulatory approval of NumberVision, we propose to make the game available to various Leroy’s Race and Sports Book locations on their existing wagering terminals.

The Million Dollar Ticket

Based on the classic keno game, The Million Dollar Ticket offers the chance to win $1.0 million and a progressive jackpot. In order to win the $1.0 million and the progressive jackpot, the player must pick 10 numbers correctly out of 20 drawn from a pool of 80. Although the distribution of The Million Dollar Ticket is limited, we are anticipating growth in 2008 by making the game available in multiple Leroy’s Race and Sports Book locations.

Super Bingo Games

Super Bingo Games are odds-based bingo games with life-changing prizes that are offered as side bets to existing bingo games.  We offer these games at various jackpot levels-as high as $100,000 to $500,000 in many cases—and price points to bingo operators based on appeal to players and maximizing profitability for a particular bingo operation.  In most instances, we insure the jackpot.  Since we are obligated to pay prize winners, the bingo operator is guaranteed a profit for each wager made.  We have placed Super Bingo Games in five Nevada casinos and fourteen non-Nevada locations.  We expect to grow the Super Bingo Games segment in both Nevada and non-Nevada locations in throughout 2008.

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

•
Nevada Keno and Related Participation Agreements. Through agreements with participating casinos, we offer Nevada Keno, a “satellite-linked’’ traditional keno game played in multiple casinos.  Nevada Keno was temporarily discontinued on February 29, 2008 because one of the two participating casinos closed.  We are continuing to offer Nevada Keno and will re-commence operations upon obtaining agreements with two or more participating casinos.

•
Service Contracts. Most of our customers that purchase keno and bingo equipment also purchase a service contract from us to provide routine maintenance for the equipment.  Service contracts involve low profit margins.

In 2006, we were the distributor in Nevada for the largest electronic bingo manufacturer in the United States.  This relationship however, was discontinued on January 1, 2007, which resulted in a monthly loss of revenue of approximately $35,000.

Manufacturing

We outsource the manufacture of the PCU portion of our PlayerVision system to Spectral Response, Inc., an ISO-9000 certified contract manufacturer. Delivery on the first order of 2,500 units for use with NumberVision, WagerVision, PlayerVision TV, and AdVision was taken in the second quarter of 2007. It currently takes our contract manufacturer twelve to sixteen weeks from the date of order to deliver the PCUs.

Marketing and Distribution

PlayerVision

As part of our objective to provide the leading single multimedia and game delivery system, we have started to implement a plan that will market our PlayerVision system to customers through direct and indirect channels. Our plan involves the following steps:

•
Direct Sales Efforts. Through the hiring of additional personnel to our sales and marketing staff, we will market PlayerVision to operators located primarily in North America and to Native American tribes. As part of our direct sales efforts, we will schedule follow-up communications and offer live product demonstrations.

•
Strategic Partnerships. We will supplement our direct sales efforts by targeting third-party distributors and regional operators. By forming strategic relationships with these parties, we will gain access to smaller and more fragmented markets around the globe and secure the broadest placement for PlayerVision.

•
Targeted Public Relations Campaign. In order to increase the recognition of our PlayerVision system, we have launched an aggressive public relations campaign that has included attending trade shows, speaking on technology and gaming panels, and distributing advertisements in trade periodicals and other venues.

In November and December 2007, we installed AdVision and/or PlayerVision TV on an early adoption basis with five customers on approximately 150 machines, one-third of which were with an affiliate.  Although these installments are on the terms substantially less favorable than we ultimately expect to receive, they provide us with early exposure for our PlayerVision system.  See, Item 12. “Certain Relationships and Related Transactions and Director Independence.”  In addition, we have received many non-binding verbal commitments from operators to install our PlayerVision system pending the approval of WagerVision and NumberVision from the Nevada Gaming Control Board and GLI.  Upon the approval of WagerVision and NumberVision, and the completion of the 30-day beta test, we will attempt to obtain commitments from those operators which have expressed an interest and we anticipate launching an aggressive sales campaign; however, no assurance can be given that we will be successful in our plans to install our PlayerVision system in the timeframes we anticipate or on terms acceptable to us.

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

Keno and Bingo Systems and Supplies.

We are one of the world’s few keno equipment suppliers. Most sales in this area result from unsolicited inquiries or direct solicitation of customers by our sales staff. The marketplace for bingo equipment, electronic playing devices, and supplies in Nevada is relatively small, consisting of approximately 40 potential customers. However, we believe that the recent introduction of wireless gaming devices into the marketplace in Nevada and other jurisdictions may increase the potential market for bingo-related products. Direct sales to the casino are the primary means of sale for these products. The marketplace for gaming supplies is large and geographically dispersed. Our primary marketing tool is a catalog that we periodically distribute to our customers and potential customers.

Competition

PlayerVision System

We encounter significant competition in the market for innovative gaming technologies that deliver interactive gaming, animated content, and cross-promotional opportunities to gaming operators. The key competitive factors are functionality, accuracy, reliability, and pricing. We believe that PlayerVision is a single, integrated solution because of the following:

•	PlayerVision uses the existing primary screen of the gaming machine rather than a smaller secondary video screen;

•	PlayerVision engages the existing video, audio and printing functions of the gaming machine regardless of the manufacturer;

•	PlayerVision involves little or no capital cost to gaming operators; and

•	PlayerVision delivers a broad range of functionalities.

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

Since we are able to use the existing primary screen of a gaming machine, as well as its existing video, audio and printing functions, we are able to offer to gaming operators a solution that requires no capital cost, involves minimal installation, and interfaces with almost any gaming machine. In addition, although there are products that deliver advertising or promotional content through secondary video screens installed onto gaming machines, we do not believe that there are any products that can deliver the additional wagering opportunities that PlayerVision can or any products that can provide an expandable platform for additional content on the existing screens of gaming machines.

Nevertheless, there is no guarantee that PlayerVision will be accepted in the marketplace.  Many of our potential competitors possess substantially greater financial, technical, marketing, and other resources than we do, which affords them competitive advantages over us. As a result, our competitors may introduce products that have advantages over PlayerVision in terms of features, functionality, ease of use, and revenue producing potential.  If we are unable to compete effectively, or incur any delays, either regulatory or otherwise, in our ability to fully introduce Playervision, our operations and financial condition may be adversely affected.

Keno and Bingo Systems and Supplies.

The keno and bingo systems and supplies industry is characterized by limited competition. We compete primarily with other companies that provide keno and bingo systems, including electronic systems, keno, bingo supplies, and related services. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Our key competitor is XpertX in the keno market. We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products; and software improvements.

Research and Development

Our research and development efforts focus on the continuous innovation of our products and services to increase the revenue for our customers. Our current research and development efforts emphasize expanding the applications for the PlayerVision system and improving its functionality. In addition to our own research and development staff, we plan to engage, from time to time, independent consultants and advisors to assist us.

Intellectual Property and Other Proprietary Rights

We hold several patents, including a patent related to Nevada Numbers, our flagship game.  We have been recently issued a patent for “closed loop,” a key application in our PlayerVision technology.  In addition, we have several patents pending with respect to the PlayerVision system and its various applications. We also hold several trademarks filed with the state of Nevada and the U.S. Patent and Trademark Office, including trademark rights to Nevada Numbers and The Million Dollar Ticket, and other intellectual property that is protected by federal copyright and trade secret laws.  See, Item 3. “Legal Proceedings.”

We rely on the proprietary nature of our intellectual property, primarily in the form of patent protection, for development of our products.  We believe that our success depends in part on protecting our intellectual property.  If we cannot protect our intellectual property against the unauthorized use by others, our competitive position could be harmed.

The risks associated with our intellectual property, include the following:

•	The inability of intellectual property laws to protect our intellectual property rights;
•	Attempts by third parties to challenge, invalidate, or circumvent our intellectual property rights;
•	The unauthorized use by third parties of information that we regard as proprietary despite our efforts to protect our proprietary rights;
•	The independent development of similar technology; and
•	The inability to protect our intellectual property rights in foreign jurisdictions.

We may not be able to obtain effective patent, trademark, service mark, copyright, and trade secret protection in every country in which our products are used. We may find it necessary to take legal action to enforce or protect our intellectual property rights or to defend against claims of infringement, and such actions may be unsuccessful.  In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.  Significant amounts could be expended to defend and protect our intellectual property.

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

Jurisdictions in which we, and specific personnel, where required, have authorizations with respect to some or all of our products and activities include New Jersey, Nevada, Mississippi, Arizona, Nebraska, Oregon, Washington, and Montana. In addition to these jurisdictions, we have authorizations with respect to certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos. These tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations.  We have pending authorizations with Iowa and Minnesota.

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

All gaming devices that are manufactured, sold, or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed and sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play.  The Chairman of the Nevada State Gaming Control Board must administratively approve associated equipment before it is distributed for use in Nevada. Inter-casino linked systems must also be approved by the Nevada Gaming Commission. The approval process for an inter-casino linked system includes rigorous testing by the Nevada State Gaming Control Board, a field trial, and a determination as to whether the inter-casino linked system meets standards that are set forth in the regulations of the Nevada Gaming Commission. On November 19, 2001, we received the final approval of the Nevada Gaming Commission for our inter-casino linked system known as Nevada Numbers. In November 2007, we received final approval from Nevada for our AdVision and PlayerVision TV software applications on IGT Game King Machines. In addition, the Nevada Gaming Control Act requires any person, such as our company as an operator of an inter-casino linked system, that receives a share of gaming revenue from a gaming device operated on the premises of a licensee, to remit and be liable to the licensee for that person’s proportionate share of the license fees and tax paid by the licensee. The gross revenue fees for non-restricted locations are 6.75% of gross revenue, which is equal to the difference between amounts wagered by casino players and payments made to casino players. Significant increases in the fixed fees or taxes currently levied per machine or the fees currently levied on gross revenue could have a material adverse effect on our operations.

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

For gaming device and system approvals, most jurisdictions in the United States, including most Native American tribes and state regulatory agencies, accept testing results from GLI, a leading private gaming device and systems testing laboratory. GLI also provides testing services for over 400 gaming regulatory bodies worldwide. GLI has already approved AdVision and PlayerVision TV.  We anticipate that the review process of GLI for WagerVision and NumberVision should be completed during the second quarter of 2008.  If necessary, we also plan to apply directly for approvals from those jurisdictions that do not accept GLI testing results for certain devices and systems, such as New Jersey, Pennsylvania, and Montana.

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

Employees

As of December 31, 2007, we had 49 full-time employees, 20 of whom were involved in keno and bingo, 7 of whom were involved in engineering and research and development, 11 of whom were involved in sales, and 11 of whom were involved in finance and administration. With the implementation of our new business focus on our PlayerVision system, we anticipate an increase in management and sales and marketing personnel and a decrease in the personnel for our traditional business. Our employees are not subject to any collective bargaining agreement with us. We have never experienced a work stoppage, and we believe our employee relations to be good.

Corporate History

We were incorporated in the State of Nevada on April 28, 1998.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our headquarters are located at 4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada, 89118, which is comprised of approximately 8,200 square feet of office space and 10,000 square feet of warehouse space under a lease agreement expiring on November 30, 2008.  We are currently evaluating our alternatives and have made no determination as to whether we will attempt to renew this lease or move to another location.  We also have a Reno, Nevada office consisting of approximately 4,200 square feet of space under a lease expiring May 31, 2008, and an Omaha, Nebraska service office consisting of approximately 880 square feet of space under a lease expiring on June 30, 2008.  On February 12, 2008, we executed a new lease for space in Reno containing approximately 7,500 square feet which we plan on moving our office to and occupying by June 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

On September 12, 2007, IGT filed a lawsuit against us in the United States District Court of Nevada captioned IGT v. Las Vegas Gaming, Inc., Case 3:07-cv-00415-BES-VPC alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT is seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.   On November 16, 2007 the Court denied IGT’s motion for preliminary injunction, finding that IGT had not shown a likelihood of success or raised serious questions as to its derivative works claim or other infringement claims. Discovery continues on this lawsuit.  Management has made no provision for this matter as it is unable to estimate the minimum loss, if any, to be incurred by the Company and does not believe the IGT complaint to be meritorious, and is defending the lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2007 annual meeting of the stockholders was held on November 27, 2007.  Items of business set forth in our proxy statement dated October 29, 2007 that were voted on and approved at the annual meeting are as follows:

(1)	Election of Directors to serve until our next annual meeting and until their successors are elected and qualified:

	Votes
Nominee	For	Withheld

Russell R. Roth	5,209,626	107,423
Jon D. Berkley	5,246,126	70,923
Richard H. Irvine	5,246,126	70,923
Kyleen E. Cane	5,246,126	70,923
Terry L. Caudill	5,246,126	70,923
Stephen A. Crystal	5,287,349	100,623
Robert M. McMonigle	5,246,126	70,923

(2)	Amendment to our Stock Option Plan (2000) fixing the number of shares of Common Stock Series A which may be granted under the plan at 2,500,000:

For	Withheld	Abstain	Broker Non-vote
5,087,328	47,421	182,300	–

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, that may be issued in one or more series.

Common Stock

Our Board of Directors has designated two series of common stock, one referred to as “Common Stock’’ and the other referred to as “Common Stock Series A.’’  As of December  31, 2007, there were no shares of our Common Stock outstanding and 12,562,653 shares of our Common Stock Series A outstanding held of record by 537 stockholders.  There is no active market for our Common Stock or our Common Stock Series A.

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

Our Board of Directors has designated the following five series of preferred stock, where the conversion ratio, the authorized number of shares and the outstanding number of shares for each series are provided:

•	“Series A Convertible Preferred Stock’’ – convertible into Common Stock Series A on a one-to-one basis, 2,000,000 shares authorized and 0 shares outstanding as of December 31, 2007;

•	“Series B Convertible Preferred Stock’’ – convertible into Common Stock Series A on a one-to-five basis, 350,000 shares authorized and 130,350 shares outstanding as of December 31, 2007;

•	“Series C Convertible Preferred Stock’’ – convertible into Common Stock Series A on a one-to-five basis, 100,000 shares authorized and 35,000 shares outstanding as of December 31, 2007;

•	“Series D Convertible Preferred Stock’’ – convertible into Common Stock Series A on a one-to-one basis, 125,000 shares authorized and 125,000 shares outstanding as of December 31, 2007; and

•	“Series E Convertible Preferred Stock” – convertible into Common Stock Series A on a one-to-one basis, 3,300,000 shares authorized and 743,800 shares outstanding as of December 31, 2007.

None of our series of preferred stock have dividend or voting rights. With respect to the rights upon liquidation, dissolution, or winding up, our preferred stock ranks senior to both series of common stock, but junior to any existing or future indebtedness. Among the holders of our outstanding preferred stock, the following preferences upon liquidation, dissolution or winding up are applicable:

•	first, holders of Series B Convertible Preferred Stock are entitled to receive $5.00 per share;

•	second, holders of Series C Convertible Preferred Stock share equal liquidation preference and are entitled to receive $5.00 per share;

•	third, holders of Series D Convertible Preferred Stock are entitled to receive $2.00 per share; and

•	fourth, holders of Series E Convertible Preferred Stock are entitled to receive $5.00 per share.

As indicated above, the liquidation preference for each series of preferred stock is equal to the original purchase price of the preferred stock.

On February 12, 2007, we issued notices to holders of our Series A Convertible Preferred Stock and holders of our Series B Convertible Preferred Stock as a result of an agreement with Treasure Island Las Vegas, a wholly-owned subsidiary of MGM Mirage, whereby Treasure Island agreed to maintain the required base jackpot bankroll of $2.9 million for our linked, progressive keno game, Nevada Numbers.  Since the cash attributable to the Series A and Series B Convertible Preferred Stock was no longer required to bankroll Nevada Numbers, we provided notices to holders of our Series A Convertible Preferred Stock of our right to convert all of the outstanding shares of Series A Convertible Preferred Stock into shares of Common Stock Series A on a one-for-one basis and to holders of our Series B Convertible Preferred Stock of the opportunity to exchange one-half of their respective shares for either the return of their original investment or shares of Common Stock Series A.

The conversion date for the Series A Convertible Preferred Stock was March 15, 2007. Accordingly all 536,400 shares of Series A Convertible Preferred Stock were converted into 536,400 shares of Common Stock Series A. To holders of Series B Convertible Preferred Stock, we advised said holders of their right to exchange one-half of their respective shares of Series B Convertible Preferred Stock for either the return of their original investment (i.e., $5.00 per share) or five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  We have also notified holders of our Series B Convertible Preferred Stock that they may convert all of their shares into shares of Common Stock Series A on the same basis. The holders of our Series B Convertible Preferred Stock had until May 13, 2007 to make their decision. As of December 31, 2007, holders of 179,890 shares of Series B

Convertible Preferred Stock had converted their shares on a one-to-five basis for 899,450 shares of Common Stock Series A. We also redeemed 35,900 shares of Series B Convertible Preferred Stock at $5.00 per share for a total redemption of $179,500 during the year ended December 31, 2007.  Late in 2007, pursuant to an agreement with Treasure Island Las Vegas, Treasure Island began maintaining the required base jackpot bankroll of $1 million for our Million Dollar Ticket game.  We sent a letter dated January 28, 2008 to holders of our Series B Convertible Preferred Stock informing them that they have 90 days to exchange their shares on a one-to-five basis for Common Stock Series A or receive $5.00 in cash per share for their shares of Series B Convertible Preferred Stock.

Options

As of December 31, 2007, we had outstanding options to purchase an aggregate of 1,139,400 shares of our Common Stock Series A at exercise prices ranging from $1.00 to $5.00 per share, with a weighted average exercise price of $3.86 per share.

Warrants

As of December 31, 2007, we had outstanding warrants to purchase an aggregate of 5,035,462 shares of our Common Stock Series A at exercise prices ranging from $1.00 to $6.00 per share with a weighted average exercise price of $1.98 per share.

Unregistered Sales of Equity Securities

From November 2006 through December 31, 2007, we have conducted a private placement of our Series E Convertible Preferred Stock through which we have raised $3,719,000 in gross proceeds and have issued 743,800 shares of Series E Convertible Preferred Stock.  During the three months ended December 31, 2007, we raised $155,000 in gross proceeds and issued 31,000 shares of Series E Convertible Preferred Stock.  The proceeds have been and will be used to fund our general operations and working capital.  Series E Convertible Preferred Stock is convertible on a one-to-one basis into Common Stock Series A at any time, at the election of the holder.  The shares of Series E Convertible Preferred Stock were issued pursuant to exemption from registration provided by Rule 506 of Regulation D of the Securities Act and Section 4(2) of the Securities Act.  We did not pay commissions on the sale of any shares of Series E Convertible Preferred Stock.

During the three months ended December 31, 2007, holders of 4,000 shares of Series B Convertible Preferred Stock converted their shares on a one-to-five basis for 20,000 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In October 2007, we issued 10,000 warrants to a consultant with an exercise price of $5.00 per share and a three year vesting schedule.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

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

Overview

Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies.  During 2006 and 2007, we devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PlayerVision system.  In comparison to the keno and bingo market, the market for our PlayerVision system, i.e., the gaming machine market, is much larger and more dynamic.  Due to our focus on the development of our PlayerVision system, we have incurred expenses in excess of our revenue and have generated losses for 2006 and 2007.

By the third quarter of 2007, we substantially completed the development of our PlayerVision system, including the first four modules to be offered through our PlayerVision system:  AdVision, PlayerVision TV, NumberVision and WagerVision.  In terms of the sales and marketing of our PlayerVision system, we introduced our PlayerVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada initially during the fourth quarter of 2006 and again in 2007.  We displayed our PlayerVision system at the International Casino Exhibition in London, England in January 2007 and 2008, the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007, and the Southern Gaming Show in Biloxi, Mississippi in May 2007.  In terms of regulatory approvals, we have received approval from Nevada with respect to RoutePromo and we have received approval from Nevada and GLI for AdVision and PlayerVision TV on IGT Game King, WMS, and Aristocrat machines.  We hope to receive approval from Nevada and GLI with respect to WagerVision and NumberVision by the third quarter of 2008. Following the Nevada approval of WagerVision and NumberVision, we will beta test these applications for 30 days at Treasure Island in Las Vegas.

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, we anticipate beginning to realize revenue from our PlayerVision system during the third quarter of 2008 that would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would be from the installation of AdVision, PlayerVision TV, WagerVision, and NumberVision at various casino locations in the United States and elsewhere.

We will continue for the first three quarters of 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules, and we will face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system and in defending the lawsuit from IGT, we will continue to rely on funds from third party financing sources, in addition to funds from operations, to sustain our operations in 2008.  See discussion in “Liquidity – Outlook” below.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgment about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

PlayerVision. The revenue from Player Vision will result from installation fees, activation fees, fees for services, and revenue sharing arrangements. We will recognize installation and activation fees for PlayerVision upon installation and recognize the costs associated with the installation (labor and supplies) at that time. We will recognize revenue from the revenue sharing arrangements as earned and recognize maintenance expenses as incurred against the corresponding revenue.  Manufacturing costs will be capitalized and depreciated over the life of the asset.

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

Our forecasted future cash flows used to test the recoverability or determine the fair value of intangibles are based on assumptions that are consistent with plans used to manage the underlying business.  Factors used in our evaluations of potential impairment and fair value require significant judgments about respective estimated useful lives, risk rates, forecasted growth rates, brand history, expected market growth, competitive environment, market share, future business prospects and success of our products.  Changes in these estimates and assumptions could materially affect the determination of recoverability or fair value. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of the fair value of each reporting unit.  We determine the fair value of our reporting units using the discounted cash flow method, and compare the implied valuation multiples to a group of guideline public companies under the Market approach to test the reasonableness of the discounted cash flow results.

 Our intangible assets consist of key patents and technology rights with a five year life related to PlayerVision which went to market for the first time during the fourth quarter of 2007.  We recorded no goodwill impairment charges during the year ended December 31, 2007 and 2006.

Income Taxes

We have provided a full valuation allowance for the tax effects of our net operating losses at December 31, 2006 and 2007.  We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.  Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the current year, based on its evaluation, management determined that FIN 48 did not have a material effect on either our net operating loss carry forwards, the related deferred tax assets or valuation allowance, or our deficit at January 1, 2007.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will significantly change the accounting for business combinations and certain other transactions.  SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited.  Because we are not now contemplating any covered transactions after its effective date, we currently expect that SFAS 141R will not have an impact on our future financial position, results of operations, and operating cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, which establishes new accounting for the noncontrolling interest in a subsidiary or consolidated variable interest entity and requires that a parent recognize a gain or loss when a subsidiary is deconsolidated measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 will be effective for 2009, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or consolidated variable interest entities with noncontrolling interests, we currently expect that SFAS 160 will not have an impact on our future financial position, results of operations and operating cash flows.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenue.  Casino games revenue for the year ended December 31, 2007 increased $240,000 or 14.8%, to $1,859,000 from $1,619,000 for the year ended December 31, 2006. The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $155,000 and from Nevada Numbers of $84,000.  Revenue from the Nevada Numbers game actually decreased $45,000 in 2007 from 2006 but we were able to bill $130,000 of tax benefits to our customers when the jackpot was won for the first time in September 2007.  Our new Keno Multiplier wager also increased revenue by $11,000 during the year ended December 31, 2007 versus December 31, 2006.

Product sales for the year ended December 31, 2007 decreased by $5,000 to $1,820,000 from $1,825,000 for the year ended December 31, 2006. Keno equipment sales amounted to $941,000 for the year ended December 31, 2007 versus $773,000 during the year ended December 31, 2006, an increase of $168,000. The increase was primarily due to the sales and installation of seven Keno Optima systems to one customer for seven different properties during the third quarter of 2007. This increase in Keno equipment and supplies sales was offset by a $166,000 decrease in bingo equipment and supplies due to loss of two bingo supplies customers.

Other revenue for the year ended December 31, 2007, declined by $314,000 or 18.6%, to $1,384,000 from $1,698,000 for the year ended December 31, 2006. Bingo electronics revenue decreased from $424,000 for the year ended December 31, 2006 to $70,000 for the year ended December 31, 2007, as we lost our bingo electronics distributor agreement early in 2007. Revenue from Keno route and participation agreements increased from $603,000 for the year ended December 31, 2006 to $655,000 for the year ended December 31, 2007 as our keno route business increased by $22,000 and our keno participation business increased by $30,000.

Costs and Expenses.  Cost and expenses of casino games for the year ended December 31, 2007, decreased by $760,000 or 46.8%, to $863,000 from $1,623,000 for year ended December 31, 2006. The decrease resulted primarily from $862,000 less jackpot expense as Nevada Numbers jackpot was won in September 2007 for the first time in history of the game and we were able to discount the jackpot payout at the prime rate rather than the 20 year Treasury bond rate as had previously been applied in calculating our progressive jackpot liability. Gaming license application fees increased from $166,000 for the year ended December 31, 2006 to $254,000 during the year ended December 31, 2007, as we expanded our licensing of individuals in Nevada, Oregon, and Mississippi.

Product costs and expenses for the year ended December 31, 2007, decreased $15,000 or 1.5% to $1,054,000 from $1,069,000 for the year ended December 31, 2006.  Gross margin increased to 42.1% for the year ended December 31, 2007 versus 41.4% for the year ended December 31, 2006 as we had more sales of our Keno Optima system in 2007 than 2006 which carry a higher margin.

Other cost and expenses for the year ended December 31, 2007, decreased only $1,000 to $1,344,000 from $1,345,000 for the year ended December 31, 2006, due to a $106,000 decrease in jackpot expenses for our keno route for the year ended December 31, 2007, as the company played luckier this year than in 2006, partially offset by a $98,000 increase in salaries during the year ended December 31, 2007.   Gross margin also decreased to 2.8% for the year ended December 31, 2007 versus 20.8% for the year ended December 31, 2006 due to lost profits from the bingo electronics distribution agreement being canceled.

Other Operating Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 increased $1,859,000 or 38.4% to $6,696,000 from $4,837,000 for the year ended December 31, 2006. As we prepare for the rollout of our new PlayerVision System, we have increased our administrative infrastructure through additional salaries of $941,000 during the year ended December 31, 2007 versus December 31, 2006. In addition, consulting and professional fees and travel and entertainment expenses have increased by $485,000 and $98,000 respectively, during the year ended December 31, 2007 versus the same period in 2006. The increase in consulting and professional fees is primarily related to consulting costs for marketing and money raising and legal fees associated with an acquisition that was not completed and legal fees incurred in defending the IGT lawsuit.  Rent, utilities, and telephone have increased by $140,000 during the year ended December 31, 2007 versus the same period in the prior year due to additional administrative infrastructure for PlayerVision. Advertising and promotion has increased by $222,000 in order to promote PlayerVision during the year ended December 31, 2007 versus the same period in the prior year.

Research and development costs for the year ended December 31, 2007 have increased by $93,000 or 9.8% to $1,038,000 from $945,000 for the year ended December 31, 2006 due to salary increases.

Depreciation and amortization for the year ended December 31, 2007, increased $92,000 or 12.1%, to $856,000 from $763,000 for the year ended December 31, 2006, as a result of incremental amortization of intangibles from the acquisition of additional technology rights from AdLine Network, LLC in February 2006 and depreciation on additional purchases of PlayerVision and Keno equipment.

 Finance Costs. Finance costs for the year ended December 31, 2007, decreased $81,000 or 4.8% to $1,591,000 from $1,672,000 for the year ended December 31, 2006. The decreased finance costs related to the recording of the fair market value of the derivative liability.

 Interest and Other Income. Interest and other income for the year ended December 31, 2007 decreased by $194,000 or 62.6%, to $116,000 from $310,000 for the year ended December 31, 2006. The decrease was a result of lower cash balances outstanding caused by the additional investment in administrative infrastructure as we prepare for the rollout of our new PlayerVision system.

Liquidity and Capital Resources

Cash

As of December 31, 2007, we had cash of $489,000, reflecting a $1.2 million decrease resulting primarily from the net cash outflows discussed below.

Cash Flows

Cash used in operating activities increased by $3.3 million for 2007 primarily because of the foregoing revenue decreases and expense increases.  Investing activities consisted principally of cash outflows in connection with capital expenditures for reasons discussed below.  Our cash flows from financing activities in 2007 consisted principally of inflows of $1,964,000 of new capital from the sale of Series E Convertible Preferred Stock, and $574,000 for exercise of options and warrants to purchase shares of Common Stock Series A.

Capital Expenditures

Capital expenditures decreased by $135,000 for 2007.  We incurred $374,000 of expenditures to support PlayerVision, purchased keno equipment of $29,000 to support our participation agreements, purchased office furniture and equipment of $44,000, and purchased LCD monitors of $4,200 to support Gamblers Bonus Million Dollar Ticket.  For 2008, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $15 million of PCUs for the rollout of our PlayerVision System.

We believe that we will be able to pay for these capital expenditures from our existing cash balances, from funds generated from future operations, and the establishment of a master equipment lease agreement with financing sources that we have used in the past.

Sources of Capital

We have traditionally relied on various forms of third-party financing in order to sustain our operations.  In 2007, we raised $1.96 million from our private placement of Series E Convertible Preferred Stock, and $1,182,000 from the exercise of options and warrants. In addition, Treasure Island Hotel and Casino agreed to maintain the required base jackpot bankroll requirement in the aggregate of $3.9 million for our Nevada Numbers and Million Dollar Ticket games.  In 2006, we raised $2.0 million in bridge financing from CAMOFI Master LDC, or CAMOFI, and raised $1.75 million from our private placement of Series E Convertible Preferred Stock.

As amended, the senior secured convertible promissory note in favor of CAMOFI, or the CAMOFI Note, in the principal amount of $5,250,000 is due January 1, 2009, and is convertible into shares of Common Stock Series A at $1.345 per share, subject to certain limitations, including the limitation that the total number of shares of Common Stock Series A to be issued cannot cause CAMOFI’s ownership of Common Stock Series A to exceed 4.99% of our issued and outstanding shares of Common Stock Series A after the issuance.  For further discussion of our financing with CAMOFI see Note 7 in our consolidated financial statements.  In addition to the CAMOFI Note, the key terms and conditions of the bridge financing from CAMOFI include:

•
a Warrant Agreement to purchase 2,675,000 shares of our Common Stock Series A at an exercise price of $1.48 for five years beginning on March 31, 2006, but subject to the limitation that the shares issued upon exercise, together with shares issuable under the CAMOFI Note, cannot result in the beneficial ownership of more than 4.99% of our issued and outstanding shares of Common Stock Series A.

•
a Security Agreement that secures the repayment of the CAMOFI Note and our performance under the related agreements and grants to CAMOFI a security interest in all of our assets, including all goods, all contract rights, patents, patents in process, and intangibles, all accounts, all documents, all letter-of-credit rights, all instruments and chattel paper, all commercial tort claims, all deposit accounts and cash, excluding cash tied to jackpot requirements, all investment property, all supporting obligations, all files, records, books of account, business papers and computer programs, and all products and proceeds of the forgoing collateral.

•
a Registration Rights Agreement, as amended, that requires us to file a registration statement by September 30, 2008, and to be declared effective by the SEC by January 31, 2009, for the offer and sale of 125% of all shares of Common Stock Series A issuable upon conversion of the CAMOFI Note, issuable upon exercise of all warrants issued to CAMOFI, and issued or issuable under the terms and conditions of the bridge financing from CAMOFI.

•	a Subsidiary Guarantee that obligates our subsidiaries to guarantee our performance under the CAMOFI Note and related agreements.

•	a Lock-Up Agreement that restricts Russell R. Roth from selling his shares of Common Stock Series A for a period of six months following the effective date of the registration statement.

We closed the offering for our Series E Convertible Preferred Stock on February 24, 2008.   We are in the process of drafting documents for a private placement offering for Series F Convertible Preferred Stock.  We anticipate that this offering will be for 350,000 shares at $5.00 per share and will be convertible at the lower of $3.50 per share or a 30% discount from the initial public offering price; however, we cannot assure you that we will be successful in raising sufficient funds in this offering.  We expect that the net proceeds from this offering will be used principally for two purposes: (i) $1,000,000 to fund the jackpot bankroll for Gamblers Bonus Million Dollar Ticket, and (ii) $750,000 for operating expenses, less offering costs and expenses.  We expect to close this offering in the second quarter of 2008.

Outlook

We will continue for at least the first three quarters of 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules.  We will also have ongoing costs in defending the lawsuit against IGT.   Accordingly, we will continue to rely on funds from third party financing sources, in addition to funds from operations, to sustain our operations in 2008.  We believe that our cash balances and the proceeds from our private placement of Series E Convertible Preferred Stock (which was closed on February 24, 2008) and our pending private placement of Series F Convertible Preferred Stock, together with funds from operations, will be sufficient to fund our anticipated working capital requirements and our business expansion plans for at least the next 12 months.  The failure to obtain such financing will have a material adverse effect upon our financial position and business operations.  We cannot assure you that we will be successful in completing the Series F placement or obtaining any other additional financing.  We also intend to negotiate with CAMOFI the extension of the January 2009 due date of our financing arrangements with them.  Although gaming revenues in Nevada for the first part of 2008 are down, we believe that our PlayerVision system will provide casinos with an additional revenue source without any upfront capital expenditure.  Other than the insignificant revenue realized from our early adoption agreements, we anticipate beginning to realize revenue from our PlayerVision system during the third quarter of 2008.  We cannot assure you that the market will accept our PlayerVision system.  Any failure by us to obtain approval of WagerVision and/or NumberVision, or to install our PlayerVision system within our anticipated schedule or on terms acceptable to us will have a material adverse impact on our cash position and financial condition.  In addition, we will face competition from larger, more formidable competitors as we enter the gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, a failure to prevail in our patent litigation with IGT,  a failure to extend the terms of our CAMOFI financing arrangements, failure to obtain additional financing, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby adversely affect our financial condition and business operations.

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

Off Balance Sheet Financing Arrangements

We have operating leases totaling $1,016,024 that have the following payment schedule: $407,747 in 2008, $142,848 in 2009, $138,008 in 2010, $138,941 in 2011, $140,735 in 2012, and $47,745 in 2013.

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
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiaries as of December 31, 2006 and 2007, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation

April 15, 2008
LAS VEGAS, NEVADA

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006 (Restated)	2007
Current assets
Cash	$1,675,588	$489,262
Investment in marketable securities	150,806	87,881
Accounts receivable, net of allowance of $9,096 and $708	466,222	567,186
Inventories	514,972	1,161,707
Prepaid expenses, deposits and other	576,090	149,596
Jackpot reserve deposits	4,154,190	276,012
	7,537,868	2,731,644
Equipment and software, net of accumulated depreciation of $1,329,140 and $1,565,560	917,835	1,033,349
Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $616,170 and $1,098,867	1,800,066	1,317,369
Other long term assets	116,878	884,350
	$11,327,924	$6,921,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,189,947	$1,453,525
Current portion of long-term debt	685,875	787,550
Progressive jackpot liability	1,625,051	375,508
	3,500,872	2,616,583
Long-term debt	5,122,572	5,940,925
Conditionally redeemable equity
Series B Convertible Preferred Stock, $.001 par value, 346,140 and 130,350 shares issued and outstanding	1,730,700	651,750
	1,730,700	651,750
Stockholders' equity
Convertible Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series A: 2,000,000 shares authorized, 536,400 and 0 shares issued and outstanding	536	-
Series C : 100,000 shares authorized, 50,000 and 35,000 shares issued and outstanding	50	35
Series D: 125,000 shares authorized, 125,000 shares issued and outstanding	125	125
Series E: 3,300,000 shares authorized, 351,000 and 743,800 shares issued and outstanding	351	744
Common Stock, $.001 par value, 90,000,000 shares authorized:
Common Stock Series A: 25,000,000 shares authorized, 9,819,680 and 12,562,653 shares issued and outstanding	9,820	12,563
Common Stock: 65,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	21,263,775	26,497,097
Less due from officers and stockholders	-	(235,414)
Deficit	(20,300,878)	(28,562,419)
	973,780	(2,287,269)
	$11,327,924	$6,921,989
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2007

	2006 (Restated)	2007

Revenues
Casino games	$1,618,801	$1,859,165
Product sales	1,824,937	1,820,375
Other	1,698,404	1,383,869
	5,142,142	5,063,409

Costs and expenses
Casino games	1,623,148	862,817
Product costs	1,069,383	1,053,650
Other	1,345,127	1,344,328
	4,037,658	3,260,795

Gross operating income	1,104,484	1,802,614

Other operating expenses
Selling, general, and administrative	4,836,634	6,696,336
Research and development	945,175	1,038,032
Depreciation and amortization	736,304	855,111
	6,545,113	8,589,479

Operating loss	(5,440,629)	(6,786,865)

Other income and expense
Finance costs	(1,672,049)	(1,590,691)
Interest and other income	310,248	116,015

Net loss	$(6,802,430)	$(8,261,541)

Net loss per share	$(0.73)	$(0.72)

Weighted average shares outstanding	9,370,991	11,443,117

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 YEARS ENDED DECEMBER 31, 2006 AND 2007

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Due From Officer/ Stockholder	Deficit
Balances, January 1, 2006 (as previously reported)	$536	$56	$125	$-	$8,465	$15,396,325	$(320,000)	$(12,550,298)

Prior Period Adjustments								(948,150)
Balances, January 1, 2006 (as restated)	536	56	125	-	8,465	15,396,325	(320,000)	(13,498,448)
Net loss								(6,802,430)
Exercise of warrants and options					520	684,730
Issuance of warrants						1,891,800
Stock based compensation						134,222
Elimination of conditionally redeemable equity					75	24,925
Series C Convertible Preferred Stock converted to Common Stock Series A		(6)			30	(24)
Shares issued in connection with acquisition					700	1,399,300
Common Stock Series A issued to consultants					110	219,890
Shares acquired from officer/stockholder					(80)	(242,042)	190,000
Payment received from officer/stockholder							130,000
Sale of Series E Convertible Preferred Stock				351		1,754,649
Balances, December 31, 2006 (restated)	$536	$50	$125	$351	$9,820	$21,263,775	$-	$(20,300,878)

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Due From Officer/ Shareholder	Deficit
Balances, January 1, 2007	$536	$50	$125	$351	$9,820	$21,263,775	$-	$(20,300,878)
Net loss								(8,261,541)
Exercise of warrants and options					831	1,181,544	(235,414)
Issuance of warrants						216,293
Stock-based compensation						169,789
Issuance of Common Stock Series A to officer and board member					102	203,898
Issuance of Common Stock Series A for debt modification					300	599,700
Conversion of Series A Convertible Preferred Stock to Common Stock Series A	(536)				536	-
Conversion of Series B Convertible Preferred Stock to Common Stock Series A					899	898,551
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(15)			75	(60)
Sale of Series E Convertible Preferred Stock				393		1,963,607
Balances, December 31, 2007	$(0)	$35	$125	$744	$12,563	$26,497,097	$(235,414)	$(28,562,419)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2006 AND 2007

	2006 (Restated)	2007
Operating activities
Net loss	$(6,802,430)	$(8,261,541)
Marketable security (received for licensing fee adjusted to fair value)	(150,806)	62,925
Depreciation and amortization of equipment and software	318,636	372,415
Amortization of debt issuance costs and intangibles	2,159,778	1,324,379
Fair market value adjustment of debt derivative liability	(108,707)	(63,181)
Stock-based compensation	354,222	386,082
Other	(161,450)	105,463
Changes in operating assets and liabilities
Accounts receivable	263,368	(100,964)
Inventories	(96,957)	(646,735)
Prepaid expenses, deposits and other	(568,480)	431,113
Accounts payable and accrued expenses	500,905	470,028
Progressive jackpot liability	400,332	(1,249,543)
Net cash used in operating activities	(3,891,589)	(7,169,559)

Investing activities
Purchase of property and equipment	(622,826)	(400,509)
Acquisition of intangible assets	(20,000)	-
Jackpot reserve deposits	25,944	3,878,178
Net cash provided by (used in) investing activities	(616,882)	3,477,669

Financing activities
Proceeds from litigation settlements	178,440	43,094
Repayment of debt	(7,441)	(26,241)
Net proceeds from Senior Secured Convertible Note	1,833,000	-
Sale of Series E Convertible Preferred Stock	1,755,000	1,964,000
Exercise of warrants	597,500	573,625
Redemption of Series B Convertible Preferred Stock	-	(179,500)
Collection of receivable from officer/stockholder	155,179	-
Collection of stock subscriptions receivable	-	130,586
Net cash provided by financing activities	4,511,678	2,505,564

Net increase (decrease) in cash and cash equivalents	3,207	(1,186,326)
Cash and cash equivalents, beginning of period	1,672,381	1,675,588
Cash and cash equivalents, end of period	$1,675,588	$489,262

Non-cash investing and financing activities
Common Stock Series A issued for acquisition of technology rights	$1,400,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A		$899,450
Elimination of conditionally redeemable equity	25,000
Issuance of warrants	1,891,800
Exercise of stock warrants and options for accrued expenses	87,750
Exercise of stock warrants and options increasing subscriptions receivable		366,000
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	30	75
Common Stock Series A acquired from officer/stockholder in payment of stock subscriptions receivable	242,122
Exercise of warrants in settlement of accounts payable		257,750
Costs of warrants for debt modification		255,273
Equipment acquired directly with proceeds of new borrowing		87,419
Conversion of debt to equity	10,000
Increase in debt due to modification of terms		250,000
Common Stock Series A issued for debt modification		600,000

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

We are in the business of providing equipment, supplies, and casino games for use by our customers in the keno and bingo segments of the gaming industry. As part of our business, we have acquired various businesses, products, and technologies. Key business and technology acquisitions include the following:

•
the February 2005 acquisition of 100% of the stock in AdLine Gaming, Inc., a subsidiary of AdLine Network, LLC, whereby we acquired significant technology and engineering talent that supports the PlayerVision system and its related applications; and

•	the February 2006 acquisition from AdLine Network, LLC of technology related to the ability to accept wagers through WagerVision from the homes of players.

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry. Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and The Million Dollar Ticket. Although we have recently focused our business on our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has not had a significant revenue effect on our financial statements to date.  During the second quarter of 2008 we expect to add Gamblers Bonus Million Dollar Ticket in cooperation with the largest slot route operation in Nevada.

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

Winners of the Nevada Numbers progressive jackpot, if any, are to be paid the amount of the progressive meter in equal installments over 20 years.  However, we, at our sole discretion, may offer the winner an option to receive a discounted value immediately using a designated prime rate of interest as a discount rate.  Once an inter-linked progressive jackpot is won (one as of December 31, 2007), in the event a discounted value is not paid immediately at the option of the winner, management intends to purchase discounted U.S. Treasury securities to meet the obligation for the annual payments.  We also expect to classify these investments as “held-to-maturity”, to be stated at cost adjusted for the amortization or accretion of any premiums or discounts over the term of the security using the interest method.

Products. We generally recognize sales of bingo and keno equipment when installed and sales of supplies when the products are shipped.  Title to the goods has passed when they leave our shipping dock.  For keno system installations, we require a 50% deposit in advance as a good faith down payment for the system installation.  We have customer acceptance provisions in our keno system sales contract and, therefore, we do not recognize revenue until the system is installed and performing properly.  We recognize distribution royalties from the placement of electronic bingo devices over time, based on customer usage.  Warranty costs and related liabilities associated with product sales have not been material.  We recognize fees from equipment maintenance contracts sold separately (with no bundled deliverables) evenly over the term of the contract.  Prior to shipment, we include equipment and supplies in inventories stated at the lower of cost, as determined on a ”first-in-first-out” basis, or market.

Other. We include keno revenue from the operation of a keno route subject to multiple participation agreements in other revenue in an amount equal to the net win from such gaming activities, which is the difference between gaming wins and losses.  We reflect amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) as an expense.

Cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. For financial statement purposes, jackpot reserve deposits (Note 4), a form of restricted cash, is excluded from cash and cash equivalents.  Changes in the funds set aside for such purposes are treated as investing activities in the statement of cash flows.  We classify these funds as current assets because we use these funds to support operations.

Other intangible assets.  Other intangible assets consist primarily of the costs of trademarks, copyrights, and patents (some of which are pending).  Other intangible assets are amortized on a straight line basis over the estimated economic life of the asset, usually less than 10 years. We review goodwill and other intangible assets for impairment annually and whenever events or circumstances indicate the carrying values are not likely to be recoverable or warrant a revision to the estimated remaining useful life, in accordance with the Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets.

Our forecasted future cash flow used to test the recoverability or determine the fair value of intangibles are based on assumptions that are consistent with our best estimates and the plan used to manage the underlying business. Factors used in the evaluations of potential impairment and fair value require significant judgments and respective estimated useful lives, risk rates, expected market growth rates, brand history, competitive environment, market share, future business prospects and success of our products. Changes in these expectations and related estimates and assumptions could materially affect the estimated recoverability and/or fair value. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessments of useful lives, recoverability and fair values. Application of the goodwill impairment test also requires judgment regarding such factors as the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of fair value of each reporting unit. We estimate the fair value of our operating components using the discounted cash flow method, and compare the implied valuation multiples to guidelines for public companies under the market approach to test the reasonableness of the discounted cash flow results. Our recorded goodwill relates to our bingo and keno product sales business component.  Losses during 2006 and 2007 resulted from significant cash resources expensed on the development, regulatory approval, administrative infrastructure, and marketing of PlayerVision, which are best demonstrated by our significant increases in selling and administrative expenses.

Use of estimates.  The preparation of these financial statements requires the use of estimates and judgments and the reported actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Management’s estimates related to the recoverability of the carrying values of the intangible assets are particularly vulnerable to material changes in the next year.

Marketable securities. Securities classified as “trading securities” are carried in the financial statements at fair value.  Unrealized and realized gains and losses are included in earnings currently.

Equipment and software and depreciation.  Equipment and software are stated at cost.  Expenditures for maintenance and repairs are expensed as incurred.  When equipment and software are sold, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting gains or losses are reflected in income.  Depreciation is provided using the straight-line method over the useful lives of the assets (three to ten years).

Certain issuances of our Common Stock Series A.  Our Common Stock Series A does not trade in the market and, therefore, quoted stock prices are not available.  In November 2005 we raised $250,000 by issuing common stock at $2 per share. We believe this is still the best indication of the fair value of Common Stock Series A. A limited number of sales between shareholders and third parties interested in buying our Common Stock Series A have predominately occurred at $2.00 per share in 2006 and 2007.

Net loss per share.  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Potentially dilutive securities such as convertible preferred stock, options and warrants were not considered outstanding because the effect would have been anti-dilutive.

Stock-based compensation.  Effective January 1, 2006 we adopted SFAS No. 123R, Share Based Payment, using the modified-prospective-transition method, which requires no retroactive adjustments. Prior to January 1, 2006, we had been utilizing Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, for valuing employee and other compensatory stock and option awards (Note 8).

We use the Black-Scholes option pricing model to estimate the fair value of options and warrants and the amounts to be expensed as it relates to employee and non-employee stock-based compensation.  In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of approximately 5%, expected option life of four to 10 years, volatility of 30% and no expected dividends.

Advertising.  Advertising costs are expensed as incurred and totaled $134,064 and $229,100 for 2006 and 2007, respectively.

Income taxes.  Our policy is to treat any income tax-related interest or penalties as a component of income tax expense (benefit).

Reclassifications.  Certain minor reclassifications to previously reported amounts have been made to conform to the current year presentation.

3.  Prior year adjustments restatement of 2006 financial statements:

 We have restated our beginning retained earnings and debt derivative liability at January 1, 2006, for an error in the original recording of 1,050,000 warrants issued with the $3,000,000 financing in July 2005 with CAMOFI Master LDC, or CAMOFI.  The CAMOFI financing had an associated Registration Rights Agreement for the registration of shares if CAMOFI were to convert its debt and for the outstanding warrants.  In light of the liquidated damages provision in the Registration Rights Agreement, settlement of the warrants with unregistered shares and the payment of a penalty would have been an uneconomic settlement alternative and, therefore, would not be considered a realistic alternative for us.  We would have been required to settle in registered shares which are outside our control under the guidelines of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Although the value of the warrants was immaterial at the time of issuance, these warrants are a derivative liability which must be adjusted to fair value at the end of each reporting period.  The effect of this error on our 2005 financial statements was an increase in interest expense and the debt derivative liability by $948,150, primarily due to the fact that the fair value of our Common Stock Series A increased from $0.50 per share at the time we did the CAMOFI financing to $2.00 per share in November 2005 due to a $250,000 equity raise at the time.  This has been reflected in the 2006 financial statements as an adjustment to beginning retained earnings and debt derivative liability at January 1, 2006.

In addition, we did a second financing with CAMOFI on April 1, 2006 for $2,000,000 with 1,450,000 warrants attached.  The warrants were improperly valued under EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instrument, and EITF 98-5, Accounting for Convertible Securities and Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and should have been valued using the Black-Scholes option pricing model and 30% volatility factor rather than 1%.   The embedded conversion feature within the debt instrument was beneficial to the holder and required valuation.  The total debt discount should have been $2,600,387 and we recorded a discount of $2,088,000.  A debt derivative liability of $816,000 should also have been recorded because of the existence of the Registration Rights Agreement with CAMOFI referred to previously.

Finally, with the adoption of FAS 123R, stock-based compensation also should have been valued using 30% volatility rather than 1% volatility and should have been valued using a $2 per share price for our Common Stock Series A rather than a $5 per share price.  We incorrectly valued our Common Stock Series A at the same value as our Series E Convertible Preferred Stock ($5 per share).

The combined effects of these error corrections on the 2006 financial statements, including recording the adjusted fair value of the warrants and debt derivative, the proper amortization of the debt discount and the proper value of the stock based compensation were as follows:

Increase (decrease)
Retained earnings	$(948,150)
Paid in capital	(189,238)
Interest expense	100,906
Debt discount	302,774
Debt derivative liability	1,655,443
Stock based compensation expense	114,375

The overall effect of the 2006 restatement on net loss was an increase of $215,281 or $0.02 per share.  (See unaudited Note 15 regarding related restatements of quarterly financial statements.)

4.  Jackpot reserve deposits:

At December 31, 2006 and December 31, 2007, as required by gaming regulators, we held aside on deposit cash amounts of $4,154,190 and $276,012, respectively that are restricted for funding our various jackpot-oriented games (Note 9).

5.  Equipment and software:

Equipment and software consist of the following:

	December 31, 2006	December 31, 2007
Software	$404,946	$422,560
Production equipment	1,484,348	1,669,461
Other equipment, furniture, and fixtures	314,053	463,261
Leasehold improvements	43,627	43,627
	2,246,974	2,598,909
Less accumulated depreciation and amortization	1,329,139	1,565,560
	$917,835	$1,033,349

6. Other intangible assets:

Trademarks, copyrights, patents and technology rights, and other intangible assets consist of the following:

	December 31, 2006	December 31, 2007
PlayerVision technology rights	$1,016,236	$1,016,236
PlayerVision technology rights for “at home” wagering	1,400,000	1,400,000
	2,416,236	2,416,236
Less accumulated amortization	616,170	1,098,867
	$1,800,066	$1,317,369

These intangible assets are amortized on a straight-line basis over their estimated useful lives, which are currently five years. Implementing “at home” wagering is scheduled for 2008 following the product roll out of PlayerVision. Total amortization for other intangible assets amounted to $444,667 and $482,697 for the years ended December 31, 2006 and 2007, respectively. The estimated aggregate amortization for the next five years is as follows:

2008	$483,247
2009	483,247
2010	302,208
2011	48,667
2012	-0-
$1,317,369

7.  Debt:

In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI. We replaced our previously issued warrant to purchase 1,050,000 shares of Common Stock Series A with a warrant to purchase 2,500,000 shares of Common Stock Series A. Under the 2006 financing arrangement, we were obligated to make monthly principal payments beginning in April 2007 of $208,333 (plus additional amounts that would have become due upon certain contingencies, such as our raising of equity financing) with a balloon payment of $3,125,003 due in January 2008 and quarterly payments of $125,000 in financing costs to be recognized appropriately as expense over the loan period beginning July 1, 2006, until paid or converted as described below. Under the terms of the note agreement, all of our assets were pledged as collateral (except those subject to operating leases and the cash attributable to Series A and Series B Convertible Preferred Stock; and the sale of Common Stock Series A by our Chairman of the Board will be restricted for a period of time).

The note is convertible into shares of our Common Stock Series A at the option of the note holder, in whole or in part, at any time at $1.345, subject to certain limitations. In addition, we are obligated under a related agreement to register with the SEC, by a specified date, shares of Common Stock Series A issuable under the conversion and other features of the note agreement.

The terms and conditions of our financing from CAMOFI were further amended on March 22, 2007 to extend the maturity date of the CAMOFI Note, delay the start of the monthly principal payments and delay the registration rights obligations owed to CAMOFI.  As consideration for these amendments, we issued to CAMOFI warrants to purchase 175,000 shares of Common Stock Series A at an exercise price per share of $1.48 and a payment of $25,000.

The terms and conditions of our financing from CAMOFI were further amended on September 28, 2007, as the quarterly commitment fee payment of $125,000 due on October 1, 2007 pursuant to the notes was deferred until January 1, 2008 at which time it will be due and payable along with the additional $125,000 quarterly commitment fees due at the time for a total of $250,000.  The monthly redemption amount of $208,333 due on October 1, November 1, and December 1, 2007 were each deferred to April 1, 2008.  The monthly redemption amount of $208,333 payable on April 1, 2008 will remain due and payable on that date, so $833,332 in total is due and payable on that date.  The aggregate redemption amount is due on January 1, 2009.  The filing date and effectiveness date as such terms are defined in the Registration Rights Agreement were amended to be February 28, and June 30, 2008, respectively. For these concessions, the note was increased from $5,000,000 to $5,250,000. We further agreed to give CAMOFI at least ten business day’s notice prior to any prepayments and repayments pursuant to the note, during which time CAMOFI shall have the right to convert any portion of its note into common stock.  We also agreed to reduce our recurring cash burn to no more than $460,000 per month.

On December 21, 2007, we further amended our financing with CAMOFI whereby the commitment fees due on January 1, 2008 of $256,250 as well as the commitment fees of $131,250 due each on April 1, 2008 and July 1, 2008 shall be payable on July 1, 2008.  In addition monthly redemption payments of $208,333 which were to begin January 1, 2008 were deferred to the maturity date of the note, January 1, 2009, when the entire amount of the note or $5,250,000 is due and payable.  The prepayment for early payoff of the Note was raised and is now 120% and the filing date and the effectiveness date of the Registrations Rights Agreement were changed to September 30, 2008 and January 31, 2009, respectively.  We issued CAMOFI 300,000 shares of Common Stock Series A at $2.00 per share and have accounted for this transaction as a debt modification.  The revised commitment fee will be 23.2% (including the effects of the debt modifications on March 22 and September 28, 2007) in the future as compared to 10% previously.

Because of the Registration Rights Agreement with CAMOFI, the registration of CAMOFI’s converted shares and warrants are outside of our control.  The Registration Rights Agreement with CAMOFI states that if 125 % of the registered securities for CAMOFI are not effective by the 120th calendar day following the filing date of September 30, 2008, we must pay cash liquidating damages equal to 1.5 % of the outstanding principal of the bridge financing and an additional 1.5% for any subsequent 30-day period thereafter.  If we fail to pay any partial liquidating damages within seven days from the date payable, we will accrue 20% annual interest on any amount in arrears.  Settlement of the warrants with unregistered shares and the payment of a penalty would be an uneconomic settlement alternative and thereby would not be considered a realistic alternative for us.  Consequently, the initial value of the warrants must be recorded as a derivative liability and changes to the fair value of those warrants must be included in the statement of operations.  See Note 3 for the effect on 2005 which was recorded as a restatement of beginning retained earnings at January 1, 2006.

Pursuant to SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the March, September and December 2007 refinancings were given retroactive effect as of December 31, 2006; accordingly, the following tables of debt outstanding and future maturities have been prepared based on the retroactive effects of the refinancing as of those dates:

	December 31, 2006	December 31, 2007
Debt derivative liability	$1,655,444	$1,592,263
Bridge financing	$3,463,408	$4,342,345
Settlement due third parties	$570,933	$614,027
Other notes payable	$118,662	$179,840
	$5,808,447	$6,728,475
Less amounts due within one year	$685,875	$787,550
	$5,122,572	$5,940,925

Scheduled debt maturities are $787,550 in 2008 and $5,940,925 in 2009.

We have received all monies due from a settlement with a customer of our wholly-owned subsidiary, Imagineering, and will distribute all monies due except for $107,500 which is due to the prior owners of Imagineering who agreed to convert their debt into Common Stock Series A at $2.00 per share or 53,750 shares in March 2008.

8.  Stockholders' equity:

From time to time, we issue shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), or pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions. In September 2007, we awarded 2,000 shares of Common Stock Series A to a consultant for engineering services rendered. For the year ended December 31, 2007, we issued 830,123 shares of Common Stock Series A pursuant to the exercise of options and warrants. For the year ended December 31, 2006, we issued 520,000 shares of Common Stock Series A pursuant to the exercise of options and warrants and eliminated 75,000 shares of conditionally redeemable Common Stock Series A. Also in March 2006, we issued warrants to purchase 230,000 shares as compensation to a consultant and as severance to an employee. In addition, in April 2006, we issued additional warrants to purchase 1,450,000 shares of Common Stock Series A in connection with our refinancing with CAMOFI and issued 110,000 shares of Common Stock Series A as costs connected with the refinancing.  In June and July 2006, we issued warrants to purchase a total of 50,000 shares of Common Stock Series A for consulting services rendered.

In February 2006, we purchased certain technology rights from AdLine Network, LLC, the same company from which we acquired AdLine Gaming, Inc. in 2005 for 700,000 shares of our Common Stock Series A, plus contingent technology license fees (Note 9). We valued these assets and the stock issued in consideration at an estimated fair value of $1,400,000 or $2.00 per share and are amortizing the technology rights acquired as identifiable intangible assets over a five-year period.  The rights purchased in 2006 allow us to extend the use of previously acquired technology for “wagering” or “betting” activity to be conducted in the home.

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

A certain amount of the proceeds derived from the sale of Series B Convertible Preferred Stock provides jackpot security for two of our game products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B Convertible Preferred Stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either Nevada Numbers or The Million Dollar Ticket then, in each case, each holder of Series B Convertible Preferred Stock will have the option, for 90 calendar days from the date the holders of Series B Convertible Preferred Stock are noticed that such funds are no longer being so used, to sell up to 50% of such holder's Series B Convertible Preferred Stock to us for $5.00 per share or convert on a one-to-five basis for Common Stock Series A.

On February 12, 2007, because Treasure Island had begun maintaining the required base jackpot bankroll for Nevada Numbers, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or to exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until May 13, 2007 to make their decision.  As of December 31, 2007, holders of 179,890 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 899,450 shares of Common Stock Series A.  We also redeemed 35,900 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $179,500 during the year ended December 31, 2007.

On January 28, 2008, because Treasure Island had begun maintaining the required base jackpot bankroll for Million Dollar Ticket, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock. The holders of Series B Convertible Preferred Stock have until April 28, 2008 to make their decision.  Holders of Series B Convertible Preferred Stock have a liquidation preference over holders of Series C, Series D and Series E Convertible Preferred Stock.

Series C Convertible Preferred Stock.  In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.  In September 2007, holders of our Series C Convertible Preferred Stock converted 8,000 shares of Series C Convertible Preferred Stock on a one-to-five-basis for 40,000 shares of Common Stock Series A.  Holders of Series C Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after Series B Convertible Preferred Stock shareholders have been liquidated over Series D and Series E Convertible Preferred Stock.

In June 2006, a holder of our Series C Convertible Preferred Stock converted 6,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 30,000 shares of Common Stock Series A.

Series D Convertible Preferred Stock.  In November 2005, we issued 125,000 shares of Series D Convertible Preferred Stock at $2 per share which have a liquidation preference over Series E Convertible Preferred Stock.

Series E Convertible Preferred Stock.  Holders of Series E Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after Series B, Series C, and Series D Convertible Preferred Stock shareholders have been liquidated. In the year ended December 31, 2006 and 2007, we issued 351,000 and 392,800 shares respectively under our Series E private placement offering raising $1,755,000 and $1,964,000, respectively.

Stock Warrants and Options.  We have both a qualified and a non-qualified stock option plan. Since 2000, options have been granted only under the qualified plan and there are 1,139,400 options presently outstanding under the qualified plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans. The exercise price of options issued pursuant to the qualified plan cannot be less than the fair value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the qualified plan is limited to 2,500,000 shares of Common Stock Series A.

We have, from time to time, granted warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 615,000 and 630,000 shares of Common Stock Series A were issued to officers and directors during the year ended December 31, 2006 and 2007, respectively. Total compensation cost recognized in operations from grants of options and warrants amounted to $354,222 and $386,082 for the years ended December 31, 2006 and 2007, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at December 31, 2007 totaled $187,551 and are expected to be amortized over a weighted average period of 2.75 years.

The weighted average exercise price of our options and warrants at December 31, 2007, was $2.33.  The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the year ended December 31, 2007:

Balance, January 1, 2007	6,461,741
$1.65
Granted	1,000,000
$4.14
Exercised	(830,123)
$1.41
Forfeited	(456,756)
$1.67
Balance, December 31, 2007	6,174,862
$2.33

As of December 31, 2007, 785,943 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at December 31, 2007 is $3,313,383.

	Non-vested Options	Weighted Average Price
Balance, January 1, 2007	65,041	$2.05
Granted	685,000	5.00
Vested	(234,431)	(5.00)
Forfeited	-0-	5.00
Balance, December 31, 2007	515,610	$5.00

	Non-vested Warrants	Weighted Average Price
Balance, January 1, 2007	673,667	$2.55
Granted	20,000	5.00
Vested	(423,334)	(2.45)
Forfeited	-0-	-0-
Balance, December 31, 2007	270,333	$2.85

The following table summarizes stock options and warrants outstanding at December 31, 2007 as to number exercisable and average remaining life in years:

	Exercise Price	Number Outstanding	Weighted Average Remaining Life in years	Number Exercisable	Weighted Average Remaining Life in years
Options	$1.00	270,000	2.0	270,000	2.0
	$3.00	100,900	2.2	100,900	2.2
	$4.55	38,000	1.4	38,000	1.4
	$5.00	730,500	4.4	214,890	4.4

Warrants	$1.00	740,000	1.5	678,000	1.3
	$1.48	2,675,000	3.3	2,675,000	3.3
	$2.00	220,000	2.3	208,333	2.2
	$2.10	23,809	2.9	23,809	2.9
	$3.00	1,012,752	2.7	846,085	2.1
	$4.00	100,000	2.1	100,000	2.1
	$4.55	61,646	0.7	61,646	0.7
	$5.00	150,000	3.2	120,000	3.0
	$6.00	52,255	0.1	52,255	0.1
		6,174,862	2.9	5,388,916	3.0

There are 785,943 options and warrants that have been issued but have not vested.  Of these options and warrants, 440,141 will vest in 2008, 194,982 in 2009 and 150,820 in 2010.

9.  Concentrations, commitments and contingencies:

Concentrations. There are no significant concentrations of credit risk. Our receivables are uncollateralized.  The maximum losses that we would incur if a customer or customers failed to pay would be limited to the amount due after any allowances provided.  In managing credit risk and establishing any allowance necessary for doubtful collection, we consider the customer’s credit history and our relationship, the relative strength of our legal position, the related cost of any proceedings, and general economic conditions.

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

We have agreed to severance arrangements with all executive officers that provide for the payment of six months of base salary following termination of employment for other than cause which amounts to $507,000 of financial commitment.

Effective June 4, 2007, we entered into an employment agreement with Jon D. Berkley to serve as our President and Chief Executive Officer.  Pursuant to the Agreement, Mr. Berkley is paid an annual salary of $270,000.  Mr. Berkley was also granted options to purchase 400,000 shares of Common Stock Series A that are exercisable at $5.00 and vest annually at a rate of 25% beginning on June 4, 2007.  In addition, Mr. Berkley is also eligible to receive grants of options to purchase another potential 600,000 shares of Common Stock Series A subject to achieving specific performance based milestones.  All of Mr. Berkley’s unvested options will immediately vest upon a change in control of the Company.

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

Technology License Fees. We are obligated to pay AdLine Network, LLC, in cash, 5% royalty or license fee based on net revenue (defined as gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights as long as the agreement remains in effect.

Gaming Regulations and Licensing. We are licensed with the state of Nevada as an operator of inter-casino-linked systems, supplier and distributor of keno and bingo products, parts, and service, and as a keno route operator.  From time to time, we seek licensure in other gaming jurisdictions so that we may similarly participate in the gaming revenue produced by customers for our products in those jurisdictions.  Failure to retain our Nevada licenses or to obtain and retain the necessary licenses in other jurisdictions would have a material adverse effect on us.

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate our liability for progressive jackpots at December 31, 2006 and December 31, 2007, and related assumptions:

December 31, 2006

Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 4.91% discount rate, the prevailing 20-year U.S. treasury bond	$3,293,613
Present value at 4.91% of the Nevada Numbers $1,306,433 increase to the progressive jackpot meter	860,577
Less portion insured through conventional insurers	(2,900,000)
Other games	370,861
$1,625,051

December 31, 2007

Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 7.25% discount rate, the prevailing prime rate	$2,786,153
Present value at 7.25% of the progressive jackpot meter for Nevada Numbers	13,446
Less portion insured through conventional insurers	(2,900,000)
Other Games	475,909
$375,508

Change in estimate.  When the Nevada Numbers jackpot was hit and won on September 25, 2007, we changed the discount rate for the lump sum payment to the winner from the prevailing 20-year treasury bond rate to the current prime rate, which is a change in estimate.  This change in estimate had the effect of reducing our net loss by approximately $780,000 or $0.08 per share and is not expected to have a significant effect in 2008.

Lease commitments. We lease office and warehouse space under various non-cancelable operating leases expiring through 2013.  The lease agreements require us to pay monthly base rent plus common area maintenance charges.  Future minimum lease payments under the lease are:

2008	$407,747
2009	142,848
2010	138,008
2011	138,941
2012	140,735
2013	47,745
$1,016,024

Rent expense for 2006 and 2007 was $258,169 and $345,072 respectively.

Legal Matter.  On September 12, 2007, IGT filed a lawsuit against us in the United States District Court of Nevada captioned IGT v. Las Vegas Gaming, Inc., Case 3:07-cv-00415-BES-VPC alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT is seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if

LVGI’s PlayerVision were deployed in the marketplace.  On November 16, 2007, the Court denied IGT’s motion for preliminary injunction, finding that IGT had not shown a likelihood of success or raised serious questions as to its derivative works claim or other infringement claims. Discovery continues on this lawsuit.  Management has made no provision for this matter as it is unable to estimate the minimum loss, if any, to be incurred by the Company and does not believe the IGT complaint to be meritorious, and is defending the lawsuit vigorously.

Noncompliance with Gaming Regulation.  The Nevada Gaming Commission adopted amendments to Regulation 5.115 on November 18, 1999 that allow licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity.  The reserve method may be used provided that the licensee complies with certain financial monitoring and reporting requirements as follows: 1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and always have presented a plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through future raises of capital.  In our nine-year history, all of our jackpot liabilities have been paid by us or through insurance coverage, and we have received no indication that it will not continue to be the case in the future.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a company is not in compliance with the financial ratios above.  The Nevada Gaming Commission has not made any demand for the one-year letter of credit.  Based on our history of working with the gaming authorities when out of compliance with these requirements, we believe there will be no significant adverse consequences to the Company as a result of its continuing noncompliance for the foreseeable future.

10. Income taxes:

As of December 31, 2007, net operating loss carryovers for federal income tax reporting purposes total approximately $27.0 million and expire between 2013 and 2025. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not to occur.  Therefore, the related deferred tax asset of $9.5 million has been effectively reduced by a 100% valuation allowance.  In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes described in Internal Revenue Code Section 382.

In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48).  The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures.

11. Acquisition:

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

12. Financial Instruments:

Our financial instruments consist of cash, jackpot reserve deposits, accounts receivable, accounts payable, and progressive jackpot liability, other accrued expenses, and debt.  The fair values of these financial instruments are considered to be equal to book value because of their proximity to cash and current interest rates approximating original interest rates.

13. Segment Information:

We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one nearly ready to launch.  The three games are played in 25 casinos in Nevada and another 14 outside Nevada.  Our games consist of keno style games (Nevada Numbers and The Million Dollar Ticket), and Super Bonanza, a bingo style game.  The composition of our casino games revenue was approximately 67% bingo and 33% keno for the year ended December 31, 2006 and 67% bingo and 33% keno during the year ended December 31, 2007.

The “Products” segment generates revenue essentially through the sale of keno and bingo supplies and keno equipment.  Supplies include paper products, inside/outside tickets, promotional items and ink for bingo daubers.  Supplies accounted for 68% and 65% of our products sales during the year ended December 31, 2006 and 2007, respectively.  Keno system sales accounted for 32% and 35%of products sales for the year ended December 31, 2006 and 2007, respectively.

The “Other” segment includes revenue from equipment maintenance contracts which accounted for 40% and 47% of other revenue during the years ended December 31, 2006 and 2007, respectively; operation of a keno route (26%  and 34% for the year ended December 31, 2006 and 2007, respectively), the distribution of “hand-held” bingo electronics (25% and 5% for the year ended December 31, 2006 and 2007, respectively) and keno route participation agreements (9% and 14% for the years ended December 31, 2006 and 2007, respectively).

Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	2006	2007
Revenue
Casino Games	$1,618,801	$1,859,165
Product Sales	1,824,937	1,820,375
Other	1,698,404	1,383,869
	$5,142,142	$5,063,409

Operating income (loss)
Casino Games	$(4,347)	$996,348
Product Sales	755,554	766,725
Other	353,277	39,541
Unallocated	(6,545,113)	(8,589,479)
	$(5,440,629)	$(6,786,865)

Identifiable assets
Casino Games	$7,219,569	$3,504,892
Product Sales	466,536	368,219
Other	441,242	416,890
Unallocated	3,200,577	2,631,988
	$11,327,924	$6,921,989

Identifiable assets of $11,322,924 and $6,231,989 at December 31, 2006 and 2007, respectively, included recorded goodwill of $955,277 that relates to the Project Sales segment from prior acquisitions.

Capital expenditures	2006	2007
Casino Games	$272,729	$325,438
Product Sales	1,300	1,509
Other	85,804	36,327
Unallocated	262,993	124,655
	$622,826	$487,928

14. Related Party Transactions:

Agreements for Services

In 2006, we entered into a consulting agreement with JMC Investments, L.L.C., an entity managed and owned by Stephen A. Crystal, then a director of our company. During the 90-day term of the consulting agreement, JMC Investments, L.L.C. was to assist in designing, developing, and implementing our sales efforts and in fulfilling our funding needs. In exchange, we agreed to pay JMC Investments, L.L.C. compensation of $10,000 per month and a one-time grant of 60,000 shares of Common Stock Series A. On June 15, 2006, Mr. Crystal accepted our offer of employment as our President and Chief Marketing Officer and agreed to terminate any further obligation under the consulting agreement.  As an employee, Mr. Crystal was issued a warrant to purchase 250,000 shares of Common Stock Series A with an exercise price of $3.00 per share.  On March 16, 2007, Mr. Crystal was re-appointed to our Board of Directors and concurrently resigned as our President and Chief Marketing Officer. As part of his severance package, Mr. Crystal received $30,000 and 10,000 shares of Common Stock Series A. Mr. Crystal subsequently resigned from our Board of Directors on February 4, 2008.

PlayerVision Contract

We have entered into a contract dated December 13, 2007 with the Four Queens Hotel and Casino; a hotel casino controlled by Terry L. Caudill, a director of our company, and installed AdVision on 52 slot machines for $1.00 per machine per day for the first year of installation. The price per machine increases to $2 per day in the second year of installation. The contract was cancelable after the first 60 days but remains in force today.

15. Restatement of quarterly financial statements (unaudited):

The individual line item effects of the error corrections on the 2006 quarterly financial statements for recording the proper value of the Company’s warrants, the fair value of its debt derivative liability, the proper amortization of the debt discount, and the proper value of stock-based compensation were as follows (see Note 3):

	March 31, 2006
	Previous	Adjustment	Restated
Revenue	$1,336,218	$-	$1,336,218
Costs and expenses	1,171,437	-	1,171,437
Other operating expenses	1,008,723	55,242	1,063,965
Operating loss	(843,942)	(55,242)	(899,184)
Other income and expenses:
Finance costs	(141,326)	210	(141,116)
Interest and other income	46,973	-	46,973
Net loss	$(938,295)	$(55,032)	$(993,327)
Net loss per share	$(0.11)	$(0.01)	$(0.12)
Weighted average shares o/s	8,905,020	8,905,020	8,905,020

Balance sheet items
Beginning retained earnings 1/1/06	$(12,550,298)	$(948,150)	$(13,498,448)
Debt derivative liability 1/1/06	-	948,150	948,150
Debt derivative liability	-	947,940	947,940
Paid-in capital	17,152,401	55,242	17,207,643
Ending retained earnings	(13,311,509)	(1,003,182)	(14,314,691)

	June 30, 2006
	Previous	Adjustment	Restated
Revenue	$2,491,996	$-	$2,491,996
Costs and expenses	2,019,148	-	2,019,148
Other operating expenses	2,293,939	141,422	2,435,361
Operating loss	(1,821,091)	(141,422)	(1,962,513)
Other income and expenses:
Finance costs	(660,997)	(56,989)	(717,986)
Interest and other income	108,337	-	108,337
Net loss	$(2,373,751)	$(198,411)	$(2,572,162)
Net loss per share	$(0.26)	$(0.02)	$(0.28)
Weighted average shares o/s	9,129,971	9,129,971	9,129,971

Balance sheet items
Debt derivative liability	$-	$1,751,268	$1,751,268
Paid-in capital	19,136,521	(162,191)	18,974,330
Debt discount	1,803,273	442,516	2,245,789
Ending retained earnings	(14,924,049)	(1,201,593)	(16,125,642)

	September 30, 2006
	Previous	Adjustment	Restated
Revenue	$3,701,409	$-	$3,701,409
Costs and expenses	3,132,053	-	3,132,053
Other operating expenses	3,705,839	(145,281)	3,851,120
Operating loss	(3,136,483)	(145,281)	(3,281,764)
Other income and expenses:
Finance costs	(1,110,775)	(58,388)	(1,169,163)
Interest and other income	189,782	-	189,782
Net loss	$(4,057,476)	$(203,669)	$(4,261,145)
Net loss per share	$(0.44)	$(0.02)	$(0.46)
Weighted average shares o/s	9,244,884	9,244,884	9,244,884

Balance sheet items
Debt derivative liability	$-	$1,682,796	$1,682,796
Paid-in capital	19,683,611	(158,332)	19,525,279
Debt discount	1,518,545	372,645	1,891,190
Ending retained earnings	(16,607,774)	(1,405,262)	(18,013,036)

Correction of errors in 2007 quarterly financial statements

Corrections are necessary to the 2007 quarterly financial statements for errors in accounting for the Company’s debt modification at March 22, 2007, as discussed in Note 7.  Although it did not meet the 10% test under EITF 96-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, we valued the 175,000 warrants issued to CAMOFI at $1.48 per share at $5.00 per share, an interest rate of 4.43%, no dividends, and 1% volatility factor and arrived at a value of $667,468.  We should have valued the warrants based on a Common Stock Series A price of $2.00 per share, an interest rate of 4.43%, no dividends, and a 30% volatility factor, or $164,273.  We also have a beneficial conversion feature of $0.52 for the 175,000 warrants, or $91,000. The additional $25,000 we paid CAMOFI in cash resulted in $280,273 of additional debt discount, which was to be amortized over the next 21 months.  This also should have been recorded as a debt derivative liability because of the Registration Rights Agreement previously mentioned.

We also accounted for the debt modification with CAMOFI at September 28, 2007 inappropriately under EITF 96-19.  We expensed the $250,000 additional balance of the note as the loss on a debt extinguishment.  We have since determined that we should have accounted for the $250,000 as a debt modification and included it in the new interest calculations.

The additional $250,000 note does have a beneficial conversion feature.  As previously indicated, the current price of our Common Stock Series A is $2.00 per share and the note is convertible at $1.345 per share.  Therefore, there are 185,873 shares of Common Stock Series A that the note can be converted into that carry a $0.655 benefit or $121,746.  This beneficial conversion feature was not recorded at September 30, 2007 and should be amortized over the remaining 15 months of the note.

As discussed in Note 3, above, with regard to the restatement of the 2006 financial statements, all stock-based compensation in 2007 should have been recorded with 30% volatility rather than 1% volatility and the Black-Scholes calculation should have been made with a $2 per share price for our Common Stock Series A rather than a $5 per share price.  This would have resulted in a decrease to our stock based compensation expense and a decrease to paid-in capital of $490,588 from amounts previously reported.  Recording the fair value of the three debt derivative liabilities results in a reduction of interest expense and the related debt derivative liabilities of approximately $142,000 from amounts previously reported.  The combined effects of restatement entries needed for the 2007 financial statements (including the effects of the restatement from the 2006 financial statements were as follows:

Increase (decrease)
Retained earnings	$(1,163,431)
Paid in capital	(1,134,548)
Interest expense	301,274
Stock-based compensation expense	(490,558)
Debt deviation liability	1,677,172
Debt discount	(431,494)

The individual line item effects of the error corrections on the 2007 financial statements for recording the March 22, 2007 debt modification properly, for accounting for the September, 28, 2007 debt modification properly, for recording the fair value of the debt derivative liabilities, the proper amortization of the debt discount, and the proper value of stock-based compensation were as follows:

	March 31, 2007
	Previous	Adjustment	Restated
Revenue	$1,256,052	$-	$1,256,052
Costs and expenses	950,870	-	950,870
Other operating expenses	2,501,636	366,395	2,135,241
Operating loss	(2,196,454)	366,395	(1,830,059)
Other income and expenses:
Finance costs	(385,899)	(99,850)	(485,749)
Interest and other income	62,458	-	62,458
Net loss	$(2,519,895)	$266,545	$(2,253,350)
Net loss per share	$(0.24)	$0.02	$(0.22)
Weighted average shares o/s	10,305,972	10,305,972	10,305,972

Balance sheet items
Debt derivative liability	$-	$1,774,456	$1,774,456
Paid-in capital	24,145,908	(942,863)	23,203,045
Debt discount	1,716,719	(254,442)	1,462,277
Ending retained earnings	(21,657,342)	(896,886)	(22,554,228)

	June 30, 2007
	Previous	Adjustment	Restated
Revenue	$2,343,173	$-	$2,343,173
Costs and expenses	1,750,608	-	1,750,608
Other operating expenses	4,512,803	423,411	4,089,392
Operating loss	(3,920,238)	423,411	(3,496,827)
Other income and expenses:
Finance costs	(816,793)	(57,961)	(874,754)
Interest and other income	98,728	-	98,728
Net loss	$(4,638,303)	$365,450	$(4,272,853)
Net loss per share	$(0.43)	$0.03	$(0.40)
Weighted average shares o/s	10,815,514	10,815,514	10,815,514

Balance sheet items
Debt derivative liability	$-	$1,760,493	$1,760,493
Paid-in capital	26,254,089	(999,879)	25,254,210
Debt discount	1,471,474	(226,537)	1,244,937
Ending retained earnings	(23,775,750)	(531,436)	(24,307,186)

	September 30, 2007
	Previous	Adjustment	Restated
Revenue	$3,736,658	$-	$3,736,658
Costs and expenses	2,165,030	-	2,165,030
Other operating expenses	6,494,368	490,588	6,003,780
Operating loss	(4,922,740)	490,588	(4,432,152)
Other income and expenses:
Finance costs	(1,501,695)	303,245	(1,198,450)
Interest and other income	127,233	-	127,233
Net loss	$(6,297,202)	$793,833	$(5,503,369)
Net loss per share	$(0.56)	$0.07	$(0.49)
Weighted average shares o/s	11,177,756	11,177,756	11,177,756

Balance sheet items
Debt derivative liability	$-	$1,677,172	$1,677,172
Paid-in capital	26,843,211	(1,067,056)	25,776,155
Debt discount	1,226,228	(76,884)	1,149,344
Ending retained earnings	(25,434,649)	262,397	(25,172,252)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2007.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective given the material weaknesses in the internal control over financial reporting discussed below and a late Form 8-K filed on January 24, 2008, which should have been filed in December 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  The errors that occurred in our financial reporting and in our accounting for certain complex accounting transactions in 2005, 2006 and 2007 are the result of material weaknesses in our accounting controls.  In the past, we have not taken the time to complete an SEC and GAAP disclosure checklist and we have had insufficient oversight of the Chief Financial Officer.  In addition, our equity shares in our financial records for 2007 were not reconciled with our transfer agent’s share ledger until the inconsistencies were detected in the audit process.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  As a result of the material weaknesses described above, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Management believes that we have addressed these material weaknesses in internal control over financial reporting with respect to future periods by hiring Bruce Shepard, a former audit partner with PricewaterhouseCoopers LLP, as our chief financial officer on August 1, 2006, by requiring the completion of a detailed SEC and GAAP disclosure checklist in connection with our financial closing process at the end of each quarter and at the end of the year, by holding an audit committee meeting prior to each annual and quarterly report being filed with the SEC, by having a detailed cold review of our financial statements and notes thereto performed by another independent accounting firm prior to each  annual and quarterly report being filed with the SEC and reporting the results of that cold review to the audit committee, by subscribing to an online accounting reference service, and by assigning responsibility for regular reconciliation of our equity shares to the transfer agent ledger to a full-time accounting staff person, all of which procedures were implemented prior to the filing of this report.  With respect to disclosure controls and procedures relating to timely filing of Form 8-Ks, management plans to train its compliance officer in, and assign him the responsibility of indentifying, the events requiring Form 8-K reports, and develop procedures for communications on a timely basis between him and the person in management with the information necessary to make these determinations.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Position
Russell R. Roth	61	Chairman
Richard H. Irvine(1)(2)	66	Vice-Chairman
Jon D. Berkley (3)	43	Director, Chief Executive Officer and President
Kyleen E. Cane(1)(2)	53	Director
Terry L. Caudill(2)(3)	60	Director
Robert M. McMonigle(1) (3)	63	Director
Zak Khal	44	Chief Operating Officer and Secretary
Bruce Shepard	58	Chief Financial Officer and Treasurer
Timothy P. Britt	50	Chief Technical Officer and Chief Information Officer

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

Jon D. Berkley has served as our Chief Executive Officer, President and a director of our company since June 2007. Prior to joining us, Mr. Berkley served as Senior Vice President and BUSINESS Manager of Global Gaming and Lottery for TransAct Technologies from March 2003 to June 2007.   From January 2001 to March 2003, Mr. Berkley acted as Chief Executive Officer for Tech-I-Bank, Wellzone.com, and Display America. Mr. Berkley holds a Bachelor’s Degree in Economics from Southern Methodist University and a Masters Degree in Business Administration from Darden School at the University of Virginia, and he is a member of the Board of Directors and Executive Committee of the Gaming Standards Association.

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

Robert M. McMonigle has served as a director of our company since November 2006.  Mr. McMonigle spent 17 years with International Game Technology, 13 years of which he served as the Executive Vice President of Sales, leading the company through worldwide gaming development and a driving force behind domestic and international sales. In 2003, Mr. McMonigle joined American Gaming & Electronics as its President and Chief Operating Officer.  Mr. McMonigle later founded Roger Enterprises, a Nevada-based novelty sign company. Mr. McMonigle also consults in sales and marketing activities for Aristocrat Technologies.

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

Bruce A. Shepard has served as our Chief Financial Officer since August 2006 and as our Treasurer since October 2006.  Mr. Shepard served as our Interim Chief Executive Officer and Interim President from March 2007 until replaced by Mr. Berkley in June 2007.  From July 1989 to July 2006, Mr. Shepard was a partner with PricewaterhouseCoopers LLP in Portland, Oregon. As the head of the Private Companies Section practice, Mr. Shepard worked closely with privately held businesses, assisting them as a proactive business advisor with acquisitions and divestitures, corporate financings, and strategic plans, and public company clients with initial public offerings, secondary offerings, and regulatory SEC filings.

Timothy P. Britt has served as our Chief Technical Officer and Chief Information Officer since March 2008.  From January 2006 to March 2008, Mr. Britt served in various capacities, including as Uber Architect, Director of Innovation and IT Strategy for Harrah’s Entertainment, Inc. His prior accomplishments include acting as President/CTO of Paradigm Gaming Systems which he sold to Konami in 2001 and continued as Senior VP of Konami Systems Division until 2003. Mr. Britt is a well known and accomplished Gaming Technologist who has also served as a consultant/independent innovator to General Electric, Oracle, and Apple.

Board Composition

Our Board of Directors currently consists of six members: Russell R. Roth, Jon D. Berkley, Kyleen E. Cane, Terry L. Caudill, Richard H. Irvine, and Robert M. McMonigle. Unless the director resigns or is removed, each director serves until the next annual meeting of stockholders, at which time the director is re-elected. There are no family relationships among our directors and executive officers. Our Board of Directors has determined that Ms. Cane, Mr. Irvine, Mr. Caudill and Mr. McMonigle are currently independent under the listing standards of the Nasdaq Global Market (Nasdaq).

During 2007, our Board of Directors held nine regularly scheduled meetings and no special meetings.  Each member of our Board of Directors attended at least 75% of our regularly scheduled meetings and special meetings.  Our Board of Directors also took action by written consent on three occasions.

Board Committees

Our Board of Directors has the authority to appoint committees to delegate the authority of the full Board of Directors to perform certain functions. Our Board of Directors currently has an Audit Committee, a Compensation and Stock Option Committee, and a Corporate Governance and Nominating Committee.

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

The members of our Audit Committee are Terry L. Caudill, Richard H. Irvine, and Kyleen E. Cane.  Mr. Caudill serves as the chairman of the Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee is “independent’’ under the Nasdaq independence requirements applicable to audit committees.  We are not listed on Nasdaq but are required by SEC rules to select a standard for determining independence for disclosure purposes.  Our Board of Directors has determined that Mr. Caudill would qualify as an “audit committee financial expert’’ under the rules of the SEC.

During 2007, our Audit Committee held two regularly scheduled meetings and no special meetings.  Each member of our Audit Committee attended at least 75% of our regularly scheduled meetings and special meetings.  Our Audit Committee also took no action by written consent.

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

The members of our Compensation and Stock Option Committee are Kyleen E. Cane, Robert M. McMonigle, and Richard H. Irvine. Ms. Cane serves as the chairman of the Compensation and Stock Option Committee. Our Board of Directors has determined that each of the members of our Compensation and Stock Option Committee is “independent’’ as required by Nasdaq standards.

During 2007, our Compensation and Stock Option Committee held one regularly scheduled meeting and no special meetings.  Each member of our Compensation and Stock Option Committee attended the one meeting held.  Our Compensation and Stock Option Committee also took no action by written consent.

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

The members of our Corporate Governance and Nominating Committee are Robert M. McMonigle, Terry Caudill and Jon D. Berkley.  Mr. McMonigle serves as chairman of the Corporate Governance and Nominating Committee. Our Board of Directors has determined that each member, except Mr. Berkley, of our Corporate Governance and Nominating Committee is “independent’’ under the Nasdaq independence requirements applicable to corporate governance and nominating committees.

During 2007, our Corporate Governance and Nominating Committee held no regularly scheduled meetings and no special meetings. Our Corporate Governance and Nominating Committee also took no action by written consent.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2007, and upon a review of Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2007, or upon written representations received by us from certain reporting persons that no Forms 5 were required for those persons, we believe that during the fiscal year ended December 31, 2007, such reporting persons complied with the filing requirements of Section 16(a), except for Stephen A. Crystal with respect to the filing of two Form 4’s, Bruce A. Shepard with respect to the filing of two Form 4’s, Richard H. Irvine with respect to the filing of one Form 4 and Russell R. Roth with Respect to the filing of one Form 4.  Such Form 4’s were subsequently filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all of our directors, officers, and employees. The Code of Conduct is available upon written request to Las Vegas Gaming, Inc., Attention: Secretary, 4000 West Ali Baba, Suite D, and Las Vegas, Nevada 89118. The Audit Committee of the Board of Directors is responsible for overseeing the Code of Conduct. Our Board of Directors must approve any waivers of the Code of Conduct for directors and executive officers.

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

Summary Compensation Table

The following table sets forth, for the periods indicated, compensation for services rendered in all capacities to us for the period indicated, received by those serving as our Chief Executive Officer and our two most highly compensated executive officers who served as executive officers as of December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation(1) ($)	Total(2) ($)

Russell R. Roth(3)	2007	135,729	-	-	-	-	135,729
Chief Executive Officer and Chairman	2006	125,630	120,000	-	-	-	245,630

Jon D. Berkley(4)	2007	142,269	-	-	62,160	-	204,229
Chief Executive Officer and President

Zak Khal(1)	2007	200,000	-	-	-	15,308	215,308
Chief Operating Officer	2006	176,931	-	-	-	-	176,931

Bruce A. Shepard(5)	2007	200,000	-	100,000	29,448	-	329,448
Chief Financial Office and Treasurer

(1)	In terms of perquisites, Mr. Khal is the only person in the table above that receives a perquisite, where said perquisite relates to the use of a vehicle leased by us.

(2)	Since the executive officers did not receive any non-equity incentive plan compensation or any nonqualified deferred compensation earnings, we have intentionally omitted these columns from this table.

(3)	On March 13, 2007, Mr. Roth resigned as our Chief Executive Officer, but remains as our Chairman. In 2006, we issued to Mr. Roth warrants to purchase 160,000 shares of Common Stock Series A.

(4)	Mr. Berkley assumed the position of Chief Executive Officer and President in June 2007. In 2007, we issued to Mr. Berkley options to purchase 400,000 shares of Common Stock Series A.

(5)
In March 2007, we issued a stock bonus award of 50,000 shares of Common Stock Series A to Mr. Shepard for serving as interim Chief Executive Officer and President. In August 2007, we issued options to purchase 200,000 shares of Common Stock Series A to Mr. Shepard.  Mr. Shepard did not earn compensation in excess of $100,000 in 2006.

Employment Arrangements

All employees, including executive officers, are required to execute an employee invention assignment and confidentiality agreement. In addition, we have agreed to severance arrangements with all executive officers that provide for the payment of six months of base salary following termination of employment for other than cause.

Effective June 4, 2007, we entered into an employment agreement with Jon D. Berkley to serve as our President and Chief Executive Officer.  Pursuant to the Agreement, Mr. Berkley is paid an annual salary of $270,000.  Mr. Berkley was also granted options to purchase 400,000 shares of Common Stock Series A that are exercisable at $5.00 and vest annually at a rate of 25% beginning on June 4, 2007.  In addition, Mr. Berkley is also eligible to receive grants of options to purchase another potential 600,000 shares of Common Stock Series A subject to achieving specific performance based milestones.  All of Mr. Berkley’s unvested options will immediately vest upon a change in control of the Company.

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

Stock Option Plan (2000)

In 2000, our Board of Directors adopted Stock Option Plan (2000).  The plan was amended by our Board of Directors and approved by our stockholders in November 2007.  Pursuant to the plan, we are authorized to issue options to officers, directors, employees and consultants to purchase an aggregate of 2,500,000 shares of Common Stock Series A. As of December 31, 2007, we have issued options to purchase 1,139,400 shares of Common Stock Series A and have 1,360,600 shares of Common Stock Series A reserved for issuance under the plan.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information with respect to unexercised stock options (including warrants) held by our named executive officers as of December 31, 2007.

	Option/Warrant Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date
Russell R. Roth	25,000	-	$2.00	05/01/2008
Russell R. Roth	160,000	-	$1.00	12/31/2009
Russell R. Roth	21,500	-	$3.00	03/01/2010
Jon D. Berkley	100,000	300,000	$5.00	06/10/2012
Zak Khal	200,000	-	$1.00	08/31/2008
Zak Khal	15,000	-	$4.55	11/11/2008
Zak Khal	100,000		$1.00	12/31/2009
Zak Khal	99,000		$3.00	05/09/2010
Bruce Shepard	166,667	83,333	$3.00	06/13/2011
Bruce Shepard	50,000	150,000	$5.00	06/13/2011

Director Compensation

The following table sets forth certain information with respect to stock options and warrants granted to the members of our Board of Directors outstanding as of December 31, 2007.  The members of our Board of Directors were not issued any equity incentive plan awards or any nonqualified deferred compensation earnings as of December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Kyleen E. Cane	21,000	-	-	-	21,000
Terry L. Caudill	18,000	-	-	-	18,000
Richard H. Irvine	39,000	100,000	-	-	139,000
Stephen A. Crystal(1)	6,000	-	-	-	6,000
Robert M. McMonigle	18,000	-	-	-	18,000
Robert B. Washington(2)	-	-	-	-	-

(1)	Mr. Crystal resigned as a director in February 2008.

(2)	Mr. Washington resigned as a director in June 2007.

Our directors who are also our employees do not receive additional compensation for their service as directors.  Beginning in April 2007, we paid each of our non-employee directors a monthly director’s fee of $3,000 for serving on our Board of Directors. At each meeting at which they are elected or re-elected, our non-employee directors will receive options to purchase 10,000 shares of our Common Stock Series A.  Our directors will be also reimbursed for out-of-pocket expenses incurred in attending board and committee meetings.

In exchange for his services as acting chairman of the board, we issued 50,000 shares of Common Stock Series A to Richard Irvine in March 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock Series A as of December 31, 2007 by the following:

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

As of December 31, 2007, we were not aware of any person beneficially owning more than 5% of our outstanding Common Stock Series A. Although we have issued to CAMOFI a warrant to purchase 2,675,000 shares of Common Stock Series A and a senior secured convertible note convertible into shares of our Common Stock Series A, CAMOFI is contractually restricted from owning more than 4.99% or our outstanding shares of common stock.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent Beneficially Owned(2)

Executive Officers and Directors:
Russell R. Roth (3)	1,265,677	9.9%
Zak Khal (4)	504,000	3.9%
Bruce A. Shepard (5)	266,666	2.1%
Richard H. Irvine (6)	150,000	1.2%
Kyleen E. Cane (7)	121,000	1.0%
Terry L. Caudill (8)	110,000	*
Jon D. Berkley(9)	100,000	*
Robert M. McMonigle(10)	10,000	*
All officers and directors as a group (8 persons) (11)	2,527,343	18.6%

*	Less than 1%.

(1)	The address of each officer or director is c/o Las Vegas Gaming, Inc., Attention: Investor Relations, 4000 West Ali Baba, Suite D, Las Vegas, Nevada 89118.

(2)
Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock Series A shown beneficially owned, subject to applicable community property laws. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock Series A subject to derivative securities held by that person that are exercisable within 60 days of December 31, 2007 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person. The percentages shown are calculated based on 12,562,653 shares of Common Stock Series A outstanding on December 31, 2007.

(3)
Represents 999,177 shares of Common Stock Series A; 60,000 shares of Common Stock Series A held by Mr. Roth’s spouse; options to purchase 181,500 shares of Common Stock Series A; and warrants to purchase 25,000 shares of Common Stock Series A. The beneficial ownership of Mr. Roth does not include 100 shares of Common Stock Series A beneficially owned by Rebecca Candelaria, Mr. Roth’s daughter; 100 shares of Common Stock Series A beneficially owned by Danielle Roth, Mr. Roth’s daughter; and 2,500 Common Stock Series A beneficially owned by Nancy Roth, Mr. Roth’s sister.

(4)
Represents 90,000 shares of Common Stock Series A; options to purchase 100,000 shares of Common Stock Series A all of which are vested and exercisable; and warrants to purchase 314,000 shares of Common Stock Series A all of which are vested and exercisable.

(5)
Represents 50,000 shares of Common Stock Series A; warrants to purchase 250,000 shares of Common Stock Series A, of which warrants to purchase 166,666 shares are vested and exercisable; and options to purchase 200,000 shares of Common Stock Series A, of which options to purchase 50,000 shares are vested and exercisable.

(6)	Represents 60,000 shares of Common Stock Series A; options to purchase 40,000 shares of Common Stock Series A; and warrants to purchase 50,000 shares of Common Stock Series A.

(7)	Represents 121,000 shares of Common Stock Series A.

(8)	Represents 100,000 shares of Common Stock Series A, and warrants to purchase 10,000 shares of Common Stock Series A, all of which are vested and exercisable.

(9)	Represents options to purchase 400,000 shares of Common Stock Series A, of which options to purchase 100,000 shares are vested and exercisable.

(10)	Represents options to purchase 10,000 shares of Common Stock Series A all of which are exercisable.

(11)	Represents 1,480,177 shares of Common Stock Series A; options to purchase 481,500 shares of Common Stock Series A; and Warrants to purchase 565,666 shares of Common Stock Series A.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,139,400	$3.86	1,360,600
Equity compensation plans not approved by security holders (2)	5,335,462	$2.15	N/A
Total	6,174,862	$2.33	N/A

(1)	Relates to stock options issued and remaining for future issuance under our Stock Option Plan (2000).

(2)	Relates to stock options and warrants issued to employees, including executive officers, directors and consultants pursuant to individual agreements.

We have a stock option program, which consists of the Stock Option Plan (2000), as amended.  For an explanation of the material features of the Stock Option Plan (2000) see Item 10, “Stock Option Plan (2000),” above.  Pursuant to individual agreements, we have also periodically issued options and warrants to purchase Common Stock Series A to employees, including executive officers, directors and consultants for services rendered or as an aid in the retention of executive officers and employees and as a way to align the interests of executive officers and employees with those of our stockholders.  The options and warrants granted pursuant to these individual agreements have generally been on the same terms as those required by our Stock Option Plan (2000).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Agreements for Services

In 2006, we entered into a consulting agreement with JMC Investments, L.L.C., an entity managed and owned by Stephen A. Crystal, then a director of our company. During the 90-day term of the consulting agreement, JMC Investments, L.L.C. was to assist in designing, developing, and implementing our sales efforts and in fulfilling our funding needs. In exchange, we agreed to pay JMC Investments, L.L.C. compensation of $10,000 per month and a one-time grant of 60,000 shares of Common Stock Series A. On June 15, 2006, Mr. Crystal accepted our offer of employment as our President and Chief Marketing Officer and agreed to terminate any further obligation under the consulting agreement.  As an employee, Mr. Crystal was issued a warrant to purchase 250,000 shares of Common Stock Series A with an exercise price of $3.00 per share.  On March 16, 2007, Mr. Crystal was re-appointed to our Board of Directors and concurrently resigned as our President and Chief Marketing Officer. As part of his severance package, Mr. Crystal received $30,000 and 10,000 shares of Common Stock Series A. Mr. Crystal subsequently resigned from our Board of Directors on February 4, 2008.

PlayerVision Contract

We have entered into a contract dated December 13, 2007 with the Four Queens Hotel and Casino; a hotel casino controlled by Terry L. Caudill, a director of our company, and installed AdVision on 52 slot machines for $1.00 per machine per day for the first year of installation. The price per machine increases to $2 per day in the second year of installation.  The contract was cancelable after the first 60 days but remains in force today.  The terms of the contract are similar to the terms of other early adoption contracts for our AdVision application, which are substantially less favorable than we ultimately expect to receive.  The early adoption contracts, however, provide us with early exposure for our PlayerVision system.

ITEM 13.  EXHIBITS.

The exhibits to this Form 10-KSB are listed in the Exhibit Index to this Form 10-KSB and are incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES.

Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada, or PBTK, served as our independent registered public accounting firm and auditors for fiscal years ended December 31, 2007 and 2006.

Our Board of Directors is responsible for pre-approving all audit and permissible non-audit services provided by PBTK, with certain limited exceptions.  Our Board of Directors has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence.  All of the services provided and fees charged by PBTK in 2007 and 2006 were approved by our Board of Directors.

For the fiscal years ended December 31, 2007 and 2006, the fees for services billed by PBTK were as follows:

	December 31, 2007	December 31, 2006
Audit fees	$161,378	$186,939
Audit-related fees	0	0
Tax fees	11,351	11,583
All other fees	0	0
	$172,729	$198,522

Audit fees generally included fees related to the audit of our annual financial statements included in our Annual Reports on Form 10-KSB, the review of our interim financial statements included in our Quarterly Reports on Form 10-QSB and the consents and assistance in connection with other filings and public offering documents filed with the Securities and Exchange Commission.

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

Las Vegas Gaming, Inc. (Registrant)

By:	/s/ Jon D. Berkley
Jon D. Berkley President and Chief Executive Officer (Principal Executive Officer)

Date:	April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon D. Berkley	Director, President and Chief Executive	April 15, 2008
Jon D. Berkley	Officer (Principal Executive Officer)

/s/ Bruce A. Shepard	Chief Financial Officer and	April 15, 2008
Bruce A. Shepard	Treasurer (Principal Financial and Accounting Officer)

/s/ Russell R. Roth	Director	April 15, 2008
Russell R. Roth

/s/ Kyleen E. Cane	Director	April 15, 2008
Kyleen E. Cane

Director
Terry L. Caudill

/s/ Richard H. Irvine	Director	April 15, 2008
Richard H. Irvine

/s/ Robert M. McMonigle	Director	April 15, 2008
Robert M. McMonigle

EXHIBIT INDEX

Exhibit	Document Description	Page
2.1	Stock Purchase Agreement dated June 30, 2002, by and among registrant, Imagineering Systems, Inc., Ron Mach, and Alicia Mach and Bill Williams.	(8)
2.2	Agreement and Plan of Merger dated April 30, 2003 among registrant, Las Vegas Twin, Inc., Triple Win in Nevada, Inc. and Robert G. Ducaj, II, John Mulligan, Leta K. Mulligan, and Michael Cassidy.	(3)
2.3	Closing Agreement for Stock Purchase dated July 1, 2003 by and among the registrant, Imagineering Systems, Inc., Ron Mach and Alicia Mach and Bill Williams.	(4)
2.4	Agreement and Plan of Merger dated January 14, 2005, among the registrant, AdLine Gaming, Inc. and AdLine Network, LLC.	(5)
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on April 28, 1998.	(1)
3.2	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on June 7, 2000.	(2)
3.3	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on December 8, 2005.	(8)
3.4	Certificate of Correction, as filed with the Nevada Secretary of State on July 14, 2006.	(9)
3.5	Certificate of Designation for Series A Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)
3.6	Certificate of Designation for Series B Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)
3.7	Certificate of Designation for Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)
3.8	Certificate of Designation for Series D Convertible Preferred Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)
3.9	Certificate of Designation for Common Stock, as filed with the Nevada Secretary of State on July 17, 2006.	(9)
3.10	Certificate of Designation for Series E Convertible Preferred Stock, as filed with the Nevada Secretary of State on December 29, 2006.	(11)
3.11	Amended Bylaws dated as of July 23, 2001.	(8)
10.1	Stock Option Plan (2000) dated January 1, 2000.	(16)
10.2	First Amendment to the Stock Option Plan (2000) dated October 15, 2007.	(17)
10.3	Consulting Agreement dated March 31, 2005 by and between registrant and Michael Shillan/Shillan Co., LLC.	(8)
10.4	Gamblers Bonus Sweepstakes Agreement dated March 31, 2005 between registrant and United Coin Machine Company.	(8)
10.5	License Agreement dated July 8, 2005 between registrant and Leroy’s Sports and Horse Place.	(8)
10.6	License Agreement dated July 11, 2005 between registrant and Leroy’s Sports and Horse Place.	(8)
10.7	Memorandum of Understanding for the Use of PortalVision for Account Wagering between registrant and Computerized Bookmaking Systems, Inc.	(8)
10.8	Waiver and Release Agreement dated February 1, 2006 between registrant and AdLine Network, LLC.	(6)
10.9	Assignment Agreement dated February 1, 2006 between registrant and AdLine Network, LLC.	(8)

Exhibit	Document Description	Page
10.10	Securities Purchase Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(7)
10.11	Senior Secured Convertible Note dated March 31, 2006 in favor of CAMOFI Master LDC.	(8)
10.12	Registration Rights Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)
10.13	Warrant Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)
10.14	Security Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)
10.15	Subsidiary Guarantee dated March 31, 2006 between registrant and CAMOFI Master LDC.	(8)
10.16	Consulting Agreement dated April 1, 2006 between registrant and JMC Investments, L.L.C.	(8)
10.17	Subcontractor Purchase Agreement dated May 20, 2006 between registrant and Spectral Response, Inc.	(10)
10.18	Form Offer of Employment.	(8)
10.19	Letter Agreement with CAMOFI Master LDC dated March 22, 2007.	(12)
10.20	Executive Employment Agreement of Jon D. Berkley dated May 15, 2007	(14)
10.21	Letter Agreement with CAMOFI Master LDC dated September 28, 2007.	(15)
10.22	Form of Non-Qualified Stock Option Agreement	(18)
10.23	Form of Warrant Agreement	(18)
10.24	Letter Agreement with CAMOFI Master LDC dated December 21, 2007.	(19)
21.1	List of Subsidiaries of Registrant.	(13)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form 10-SB12G/A filed June 19, 2000.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed April 12, 2001.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB filed May 20, 2003.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB filed August 9, 2003.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 24, 2005.
(6)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed April 17, 2006.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed April 7, 2006.
(8)	Incorporated by reference to the registrant’s Annual Report, as amended, on Form 10-KSB/A filed July 19, 2006.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 19, 2006.
(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 28, 2006.

Exhibit	Document Description	Page
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 8, 2007.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed March 28, 2007.
(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed April 4, 2007.
(14)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB filed August 14, 2007.
(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed October 4, 2007.
(16)	Incorporated by reference to Appendix A of the registrant’s definitive proxy statement dated October 29, 2007 filed with the SEC on October 29, 2007.
(17)	Incorporated by reference to Appendix B of the registrant’s definitive proxy statement dated October 29, 2007 filed with the SEC on October 29, 2007.
(18)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB filed November 19, 2007.
(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed January 24, 2008.