Form 10-Q
period 2008-03-31
LAS VEGAS GAMING INC
filed 2008-05-20
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada 89118
(Address of principal executive offices)

(702) 871-7111
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                                                                              Accelerated Filer    ☐
Non-accelerated filer     ☐  (do not check if smaller reporting company)                                Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:	12,905,310 shares of Common Stock Series A, $.001 par value, as of March 31, 2008

_______________________________________________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks.  This report may contain trademarks and trade names of other parties, corporations, and organizations.

- i -

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2008
ASSETS		(unaudited)
Current assets
Cash	$489,262	$-
Investment in marketable securities	87,881	61,848
Accounts receivable, net of allowance of $708 and $665	567,186	457,809
Inventories	1,161,707	1,174,205
Prepaid expenses, deposits and other	149,596	827,334
Jackpot reserve deposits	276,012	397,994
	2,731,644	2,919,190

Equipment and software, net of accumulated depreciation of $1,565,560 and $1,656,756	1,033,349	993,291

Other assets
Goodwill	955,277	955,295
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $1,098,867 and $1,219,543	1,317,369	1,196,693
Other long term assets	884,350	62,978
	$6,921,989	$6,127,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,453,525	$1,367,528
Current portion of long-term debt	787,550	918,183
Progressive jackpot liability	375,508	773,919
	2,616,583	3,059,630

Long-term debt	5,940,925	6,515,507
Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 130,350 and 126,550 shares issued and outstanding	651,750	632,750
	651,750	632,750
Stockholders' equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series C: 35,000 shares issued and outstanding	35	35
Series D: 125,000 shares issued and outstanding	125	125
Series E: 743,800 and 810,800 shares issued and outstanding	744	811
Common stock (including Series A): $.001 par, 90,000,000 shares authorized, 12,562,653 and 12,905,310 shares issued and outstanding	12,563	12,906
Additional paid-in capital	26,497,097	27,454,080
Less due from officers and stockholders	(235,414)	(186,414)
Deficit	(28,562,419)	(31,361,983)
	(2,287,269)	(4,080,440)
	$6,921,989	$6,127,447
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2008 (UNAUDITED)

	2007	2008

Revenues
Casino games	$430,708	$543,094
Product sales	412,025	324,014
Other	413,319	272,020
	1,256,052	1,139,128

Costs and expenses
Casino games	322,610	769,019
Product costs	287,824	152,620
Other	340,436	342,208
	950,870	1,263,847

Gross operating income	305,182	(124,719)

Other operating expenses
Selling, general, and administrative	1,595,036	1,594,087
Research and development	324,046	301,220
Depreciation and amortization	216,159	217,396
	2,135,241	2,112,703

Operating loss	(1,830,059)	(2,237,442)

Other income and expense
Finance costs	(485,749)	(542,071)
Interest and other income	62,458	(20,071)

Net loss	$(2,253,350)	$(2,799,564)

Net loss per share	$(0.22)	$(0.22)

Weighted average shares outstanding	10,305,972	12,692,329

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, December 31, 2007	$-	$35	$125	$744	$12,563	$26,497,097	$(235,414)	$(28,562,419)
Net loss								(2,799,564)
Exercise of warrants and options					92	111,295	(6,000)
Issuance of warrants						28,949
Other Stock based compensation					166	332,168	52,000
Issuance of Common Stock Series A to Officer and Board Member					11	20,990
Cash received from Employees and Stockholders							3,000
Conversion of Series A Convertible Preferred Stock to Common Stock Series A
Conversion of Series B Convertible Preferred Stock to Common Stock Series A					19	18,981
Sale of Series E Convertible Preferred Stock				67		334,933
Sale of Common Stock Series A to Employees					55	109,667
Balances, March 31, 2008	$-	$35	$125	$811	$12,906	$27,454,080	$(186,414)	$(31,361,983)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008 (UNAUDITED)

	2007	2008
Operating activities
Net loss	$(2,253,350)	$(2,799,564)
Marketable security received for licensing fee	7,470	26,033
Depreciation and amortization of equipment and software	95,485	96,721
Amortization of debt issuance cost and intangibles	450,352	671,633
Fair market value adjustment of debt derivative liability	(45,261)	(91,734)
Stock-based compensation to employees and consultants	234,788	220,784
Other	18,370	(5,324)
Changes in operating assets and liabilities:
Accounts receivable	(52,902)	109,377
Inventories	25,410	(12,498)
Prepaid expenses, deposits and other	74,559	(3,031)
Accounts payable and accrued expenses	(62,888)	262,703
Progressive jackpot liability	81,293	398,411
Net cash (used in) operating activities	(1,426,674)	(1,126,489)

Investing activities
Purchase of property and equipment	(182,230)	(22,638)
Jackpot reserve deposits	2,447,847	(121,980)
Net cash provided by (used in) investing activities	2,265,617	(144,618)

Financing activities
Proceeds from litigation settlements	28,754	-
Repayment of debt	(1,860)	(21,264)
Sale of Series E Convertible Preferred Stock	332,000	335,000
Exercise of warrants and options for common stock	118,124	105,387
Collection of stock subscription receivables		3,000
Advances from shareholder		250,000
Sale of Common Stock to employees		109,722
Net cash provided by financing activities	477,018	781,845

Net increase (decrease) in cash and cash equivalents	1,315,961	(489,262)
Cash and cash equivalents, beginning of period	1,675,588	489,262
Cash and cash equivalents, end of period	$2,991,549	$0

Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	$534,200	$19,000
Exercise of stock warrants and options increasing subscriptions receivable	14,500	6,000
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	15
Exercise of warrants in settlement of accounts payable	257,750
Cost of warrants for debt	255,273
Equipment acquired directly with proceeds new borrowing	-	34,025
Debt retired through issuance of Common Stock Series A	-	107,500
Prepayment of lease costs through issuance of Common Stock Series A		106,000
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and the Million Dollar Ticket.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with the largest slot route operation in Nevada.  Although we have recently focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has not had a significant revenue effect on our financial statements to date.

We are also in the business of providing equipment, supplies, and casino games for use by our customers in the keno and bingo segments of the gaming industry. As part of our business, we have acquired various businesses, products, and technologies. Key acquisitions include the following:

•
the February 2005 acquisition of AdLine Gaming, Inc., a subsidiary of AdLine Network, LLC, whereby we acquired significant technology and engineering talent that supports the PlayerVision system and its related applications; and

•	the February 2006 acquisition from AdLine Network, LLC of technology related to the ability to accept wagers through WagerVision from the homes of players.

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, relating to interim financial statements. Accordingly, certain information normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements and the related notes included within our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC, from which the information as of that date is derived.

The consolidated financial statements include the accounts of Las Vegas Gaming, Inc., Imagineering Gaming, Inc. (Imagineering), our wholly owned subsidiary, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  Information presented in the notes that is as of March 31, 2008 and 2007, or relates to the interim periods is likewise unaudited. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to the interim financial information rules and regulations of the SEC. The results of operations for the period ended March 31, 2008, are not necessarily indicative of results to be expected for the year ending December 31, 2008.

3. Prior year adjustments and restatement of 2006 and 2007 financial statements:

Correction of errors in 2006 annual financial statements

In our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 16, 2008, we restated our beginning retained earnings and debt derivative liability at January 1, 2006, for an error in the original recording of 1,050,000 warrants issued with the $3,000,000 financing in July 2005 with CAMOFI Master LDC, or CAMOFI.  The CAMOFI financing had an associated

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Registration Rights Agreement for the registration of shares if CAMOFI were to convert its debt and for the outstanding warrants.  In addition, we revised our original valuation of 1,450,000 warrants issued in correction with a second financing with CAMOFI on April 1, 2006.  Finally, we corrected the value of stock-based compensation used upon our adoption of FAS 123R in January 2006.  Details of these error corrections are contained in our 2007 Annual Report on Form 10-KSB.

Correction of errors in 2007 quarterly financial statements

Corrections were also necessary to our previously issued 2007 quarterly financial statements for errors in accounting for the Company’s debt modification at March 22, 2007.  Details of these error corrections are also contained in our 2007 Annual Report on Form 10-KSB.

4.  Jackpot Reserve Deposits

At December 31, 2007 and March 31, 2008, as required by gaming regulators, we held aside on deposit cash amounts of $276,012 and $397,992 respectively that are restricted for funding our various jackpot-oriented games (Note 9).

5.  Equipment and Software

Equipment and software consist of the following:

	December 31, 2007	March 31, 2008 Unaudited
Software	$422,560	$422,560
Production equipment	1,669,461	1,686,573
Equipment, furniture, and fixtures	463,261	497,287
Leasehold improvements	43,627	43,627
	2,598,909	2,650,047
Less accumulated depreciation and amortization	1,565,560	1,656,756
	$1,033,349	$993,291

6.  Other intangible assets:

Trademarks, copyrights, patents and technology rights, and other intangible assets consist of the following:

	December 31, 2007	March 31, 2008 Unaudited
PlayerVision technology patents	$1,016,236	$1,016,236
PlayerVision technology rights for “at home” wagering	1,400,000	1,400,000
	2,416,236	2,416,236
Less accumulated amortization	1,098,867	1,219,542
	$1,317,369	$1,196,694

The intangible assets are amortized over their useful lives, which are currently 5 years.  Implementing “at home” wagering is scheduled for 2009, subject to regulatory and third-party approval,  following the product roll out of PlayerVision.  Total amortization for other intangible assets amounted to $120,674 for the three months ended March 31, 2007 and 2008.  The estimated aggregate amortization for the next five calendar years is as follows:

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2008	$362,023
2009	482,697
2010	303,307
2011	48,667
2012	-0-
$1,196,694

7.  Debt

On May 1, 2008, we further amended our financing with CAMOFI whereby we entered into an Amended and Restated Senior Secured Convertible Note due January 1, 2010, or Note, and an Amended and Restated Registration Rights Agreement, or Registration Rights Agreement, with CAMOFI.  The commitment fees due under the original CAMOFI note on April 1, 2008, July 1, 2008, October 1, 2008, and January 1, 2009 of $131,250 and prior accrued commitment fees were added to the face amount of the Note which increased from $5,250,000 to $6,051,250.  We must also pay commitment fees of $403,417 on January 1, 2009 and $302,563 on July 1, 2009 and January 1, 2010.  The Registration Rights Agreement requires us to file a registration statement with the Securities and Exchange Commission on the earlier of the closing of a Qualified Financing, as defined in the Registration Rights Agreement or April 30, 2009 with the effectiveness date remaining 120 calendar days after the filing date.  The maturity date of the Note was changed from January 1, 2009 to January 1, 2010. We were in compliance with all loan covenants at March 31, 2008.  With respect to the issuance and sale of Series F and Series G Convertible Preferred Stock (see Note 8), CAMOFI verbally waived non-compliance of any provisions in its loan documents restricting us from effecting such transaction, including with respect to (a) the issuance of any securities (i) convertible into shares of common stock based upon trading prices at any time after the issuance of such securities, or (ii) that grant an investor the right to receive additional shares based upon future transactions on terms more favorable than those granted to such investor in such offering; and (b) the granting of a security interest in assets pledge to CAMOFI.  Although the agreement with CAMOFI provides that waivers must be in writing, the Company believes that, notwithstanding any issue as to whether such waiver is legally binding, the verbal waiver represents CAMOFI’s intent to allow the sale of the Series F and Series G Convertible Preferred Stock and not to take the position that the sale resulted in an Event of Default under the CAMOFI loan documents.

Pursuant to SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the May 1, 2008 refinancing was given retroactive effect as of March 31, 2008; accordingly, the following tables of debt outstanding and future maturities have been prepared based on the retroactive effects of the refinancing as of December 31, 2007 and March 31, 2008:

	December 31, 2007	March 31, 2008
Debt derivative liability	$1,592,263	$1,500,530
Bridge financing	4,342,345	4,984,034
Settlement due third parties	614,027	614,027
Other notes payable	179,840	335,101
	$6,728,475	7,433,692
Less amounts due within one year	787,550	918,183
	$5,940,925	$6,515,509

Scheduled debt maturities under the amended CAMOFI debt financing are $918,183 in 2008 and $6,515,509 in 2009.

We have received all monies due from a settlement with a customer, and will distribute all monies due except for $107,500 which is due to the prior owners of Imagineering who converted their debt into Common Stock Series A at $2.00 per share or 53,750 shares in March 2008.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.  Stockholders' Equity

From  time to time, we issue shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), or pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.  In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions.  For the three months ended March 31, 2008, we issued 92,129 shares of Common Stock Series A pursuant to the exercise of options and warrants.  Additionally, we issued 19,000 shares of Common Stock Series A pursuant to the conversion of 3,800 shares of Series B Convertible Preferred Stock.  We also issued 231,528 shares of Common Stock Series A for salaries, bonuses, and board of director fees during the three months ended March 31, 2008.

In February 2008 we received an advance from a shareholder of $250,000. This same shareholder purchased 200,000 shares of Series F Convertible Preferred Stock for $5 per share and 150,000 shares of Series G Convertible Preferred Stock for $5 per share on May 9, 2008 for an aggregate purchase price of $1,750,000.  Both Series F and Series G Convertible Preferred Stock are convertible into Common Stock Series A at the lower of $3.50 or 30% off a “qualified financing” price defined below.  The proceeds of the Series F Convertible Preferred Stock were used to fund the $1,000,000 jackpot bankroll for the Gamblers Bonus Million Dollar Ticket which launched on April 14, 2008. The proceeds of Series G Convertible Preferred Stock were used for general operating purposes and the advance of $250,000 was offset against the Series G purchase price. As an incentive to do these transactions, the same shareholder was issued 500,000 shares of Common Stock Series A.  Additionally, if our Common Stock Series A, as a result of a qualified financing, commences trading at less than $5 per share, the shareholder will receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  In addition, the shareholder was granted a security interest and other additional rights in connection with our separate account (and related insurance policy) in which $1 million is reserved solely to satisfy our jackpot security requirements relating to the Gamblers Bonus Million Dollar Ticket game.

In February 2006, we purchased certain technology rights from AdLine Network, LLC, the same company from which we acquired AdLine Gaming Inc. in 2005 for 700,000 shares of our Common Stock Series A, plus contingent technology license fees (Note 9).  We valued these assets and the stock issued in consideration at an estimated fair value of $1,400,000 or $2.00 per share and are amortizing the technology rights acquired as identifiable intangible assets over a five-year period.  The rights purchased in 2006 allow us to extend the use of previously acquired technology for “wagering” or “betting” activity to be conducted from the home.

Series A Convertible Preferred Stock.  On March 15, 2007, pursuant to the terms and conditions of our Series A Convertible Preferred Stock, we exercised our right to convert all shares of Series A Convertible Preferred Stock into shares of Common Stock Series A on a one-for-one basis.  Accordingly, all 536,400 remaining shares of Series A Convertible Preferred Stock were converted into 536,400 shares of Common Stock Series A.

Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B Convertible Preferred Stock on a one-to-five basis.

A certain portion of the proceeds derived from the sale of Series B Convertible Preferred Stock provides jackpot security for two of our game products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B Convertible Preferred Stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either Nevada Numbers or The Million Dollar Ticket then, in each case, each holder of Series B Convertible Preferred Stock will have the option, for 90 calendar days from the date the holders of Series B Convertible Preferred Stock are noticed that such funds are no longer being so used, to sell up to 50% of such holder's Series B Convertible Preferred Stock to us for $5.00 per share or convert on a one-to-five basis for Common Stock Series A.

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

On January 18, 2008, because Treasure Island had begun maintaining the required base jackpot bankroll for The Million Dollar Ticket, the holders of Series B Convertible Preferred Stock were again notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of their ability to exercise the above options. The holders of Series B Convertible Preferred Stock had until April 17, 2008 to make their decision.  As of March 31, 2008, holders of 183,690 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 918,450 shares of Common Stock Series A.  We also redeemed 35,900 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $179,500 through March 31, 2008.  In the second quarter of 2008, we redeemed 27,900 shares of Series B Convertible Preferred Stock, and holders of 98,650 shares of Series B Convertible Preferred Stock elected to convert on a one-to-five basis into 493,250 shares of Common Stock Series A.  As of April 17, 2008, there were no more outstanding shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock.  In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.  Holders of Series C Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference, after payment of all existing and future indebtedness and the liquidation preference of Series F Convertible Preferred Stock, over Series D, Series E and Series G Convertible Preferred Stock.

Series D Convertible Preferred Stock.  In November 2005, we issued 125,000 shares of Series D Convertible Preferred Stock at $2 per share which, after payment of all existing and future indebtedness and the liquidation preference of Series F Convertible Preferred Stock, have a liquidation preference over Series E and Series G Convertible Preferred Stock.

Series E Convertible Preferred Stock.  Holders of Series E Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series C, Series D, and Series F Convertible Preferred Stock. Series E and Series G Convertible Preferred Stock are pari passu in liquidation preference. During the three months ended March 31, 2008, we issued 67,000 shares of our Series E Convertible Preferred Stock raising $335,000.  On February 29, 2008, we closed our Series E Convertible Preferred Stock offering with a total of 810,800 shares issued and $4,054,000 raised.

Series F Convertible Preferred Stock.   The holder of Series F Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and before Series C, Series D, Series E, and Series G Convertible Preferred Stock as to the $1,000,000 jackpot bankroll reserve for Gamblers Bonus Million Dollar Ticket.  On May 9, 2008, we issued 200,000 shares of Series F Convertible Preferred Stock which carries a 12% dividend rate which is cumulative and payable fifteen days after the CAMOFI note is paid off.  Series F Convertible Preferred Stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series G Convertible Preferred Stock.   The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series C, Series D and Series F Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a 12% dividend rate which is cumulative and payable fifteen days after the CAMOFI note is paid off.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Warrants and Options.  We have both a qualified and a non-qualified stock option plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans.  As of March 31, 2008, there were 1,121,900 qualified and 425,000 non-qualified options outstanding. The exercise price of options issued pursuant to either plan cannot be less than the fair value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the qualified plan is limited to 2,500,000 shares of Common Stock Series A.

 We have, from time to time, granted warrants and options to employees and others as employment incentives, or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 410,000 shares of Common Stock Series A were issued to officers and directors during the quarter ended March 31, 2008. Total compensation cost recognized in operations from grants of options and warrants amounted to $234,788 and $220,784 for the three months ended March 31, 2007 and March 31, 2008 respectively.  Unrecognized costs related to employee stock options and warrants outstanding at March 31, 2008 totaled $194,959 and are expected to be amortized over a weighted average period of 3 years.

The weighted average exercise price of our options and warrants at March 31, 2008, was $2.50. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the quarter ended March 31, 2008:

Balance, January 1, 2008	6,174,862
$2.33
Granted	410,000
$5.00
Exercised	(92,129)
$1.21
Forfeited	(332,878)
$2.80
Balance, March 31, 2008	6,159,855
$2.50

As of March 31, 2008, 1,014,277 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at March 31, 2008 is $251,155.

		Weighted
	Non-vested	Average
	Options	Price
Balance, January 1, 2008	515,610	$5.00
Granted	262,500	$5.00
Vested	(18,150)	$(5.00)
Forfeited	(850)	$(5.00)
Balance, March 31, 2008	759,110	$5.00

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Weighted
	Non-vested	Average
	Warrants	Price

Balance, January 1, 2008	270,333	$2.85
Granted	0	$0.00
Vested	(15,166)	$(5.00)
Forfeited	0	$0.00
Balance, March 31, 2008	255,167	$2.66

The following table summarizes stock options and warrants outstanding at March 31, 2008 as to number exercisable and average remaining life in years:

			Weighted Average		Weighted Average
	Exercise	Number	Remaining	Number	Remaining
	Price	Outstanding	Life in years	Exercisable	Life in years
Options	$1.00	270,000	1.8	270,000	1.8
	$3.00	100,900	1.9	100,900	1.9
	$4.55	38,000	1.1	38,000	1.1
	$5.00	1,138,000	2.4	378,890	2.5

Warrants	$1.00	535,000	1.6	481,500	1.4
	$1.48	2,675,000	3.1	2,675,000	3.2
	$2.00	220,000	2.1	208,333	2.0
	$2.10	23,809	2.6	23,809	2.6
	$3.00	854,000	2.7	687,333	2.7
	$4.00	100,000	1.9	100,000	1.9
	$4.55	55,146	0.5	55,146	0.5
	$5.00	150,000	3.0	126,667	2.8
	$6.00	0	0	0	0
		6,159,855	2.7	5,145,578	2.7

There are 1,014,277 options and warrants that have been issued but have not vested.  Of these options and warrants 406,000 will vest in 2008, 282,457 in 2009, 238,320 in 2010 and 87,500 in 2011.

9.  Concentrations, commitments and contingencies:

Concentrations. Historically, we have depended on relatively few suppliers for components and programming for certain of our games.  However, this dependence has been substantially mitigated as a result of acquisitions, mostly in 2003, and we believe that such other suppliers are sufficiently available so that any disruption of service would be brief and not have a material adverse effect on our business financial condition, or results of operations.

Employment Agreements.  Effective June 4, 2007, we entered into an employment agreement with Jon D. Berkley to serve as our President and Chief Executive Officer.  Pursuant to the Agreement, Mr. Berkley is paid an annual salary of $270,000.  Mr. Berkley was also granted options to purchase 400,000 shares of Common Stock Series A that are exercisable at $5.00 and vest annually at a rate of 25% beginning on June 4, 2007.  In addition, Mr. Berkley is also eligible to receive grants of options to purchase another potential 600,000 shares of Common Stock Series A subject to achieving specific performance based milestones.  All of Mr. Berkley’s unvested options will immediately vest upon a change in control of the Company.

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

Technology License Fees. We are obligated to pay AdLine Network, LLC, in cash, 5% royalty or license fee based on net revenue (defined as gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights for “at home” wagering as long as the agreement remains in effect.

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

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate our liability for progressive jackpots at December 31, 2007 and March 31, 2008, and related assumptions:

December 31, 2007
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 7.25% discount rate, the prevailing prime rate	$2,786,153
Present value at 7.25% of the progressive jackpot meter for Nevada Numbers	13,446
Less portion insured through conventional insurers	(2,900,000)
Other games	475,909
$375,508

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

March 31, 2008
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 5.25% discount rate, the prevailing 20-year U.S. treasury bond	$3,210,710
Present value at 5.25% of the Nevada Numbers increase to the progressive jackpot meter	28,934
Less portion insured through conventional insurers	(2,900,000)
Other games	408,888
$748,532

Leases.  We lease office and warehouse space under various non-cancelable operating leases expiring through 2013.  The lease agreements require us to pay monthly base rent plus common area maintenance charges.  Future minimum lease payments under the leases by calendar year are:

2008	$305,810
2009	142,848
2010	138,008
2011	138,941
2012	140,735
2013	47,745
$914,087

Legal Matter.  On September 12, 2007, IGT filed a lawsuit against us alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT is seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.  On November 16, 2007, the Court denied IGT’s motion for preliminary injunction, finding that IGT had not shown a likelihood of success or raised serious questions as to its derivative works claim or other infringement claims. Discovery continues on this lawsuit.  Management has made no provision for this matter as it is unable to estimate the minimum loss, if any, to be incurred by the Company and does not believe the IGT complaint to be meritorious, and is defending the lawsuit vigorously.

Noncompliance with Gaming Regulation.  The Nevada Gaming Commission adopted amendments to Regulation 5.115 on November 18, 1999 that allow licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity.  The reserve method may be used provided that the licensee complies with certain financial monitoring and reporting requirements as follows: 1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and always have presented a plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through future raises of capital.  In our ten-year history, all of our jackpot liabilities have been paid by us or through insurance coverage, and we have received no indication that it will not continue to be the case in the future.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a company is not in compliance with the foregoing financial ratios. The Nevada Gaming Commission has not made any demand for the one-year letter of credit.  Based on our history of working with the gaming authorities when out of compliance with these requirements, we believe there will be no significant adverse consequences to the Company as a result of its continuing noncompliance for the foreseeable future.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10. Income taxes:

As of March 31, 2008, net operating loss carryovers for federal income tax reporting purposes total approximately $30.0 million and expire between 2013 and 2025. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not to occur.  Therefore, the related deferred tax asset of $10.5 million has been effectively reduced by a 100% valuation allowance (also reduced by 100% valuation allowance at December 31, 2007). In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes described in Internal Revenue Code Section 382.

In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48).  The adoption of FIN 48 did not have a material impact on the Company’s financial statements, its net operating loss carryovers or related deferred tax assets or valuation allowances.

11. Segment Information:

We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games with a fourth one launched on April 14, 2008.  The three games are played in 25 casinos in Nevada and another 14 outside Nevada.

           Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	Three months ended March 31,
	2007	2008
Revenue
Casino Games	$430,708	$543,094
Product Sales	412,025	324,014
Other	413,319	272,020
	$1,256,052	$1,139,128

Operating income (loss)
Casino Games	$108,098	$(225,925)
Product Sales	124,201	171,394
Other	72,883	(70,188)
Unallocated	(2,135,241)	(2,112,703)
	$(1,830,059)	$(2,237,422)

Identifiable assets	December 31, 2007	March 31, 2008
Casino Games	$3,504,892	$3,011,171
Product Sales	368,219	367,291
Other	416,890	367,934
Unallocated	2,631,988	2,381,051
	$6,921,989	$6,127,447

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Identifiable assets of $6,921,989 and $6,127,447 at December 31, 2007 and March 31, 2008, respectively, included recorded goodwill of $955,277 that relates to the Project Sales segment from prior acquisitions.

	Three months ended March 31,
Capital expenditures	2007	2008
Casino Games	$122,704	$9,177
Product Sales	0	0
Other	26,152	47,487
Unallocated	33,374	0
	$182,230	$56,664

  Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of revenue from PlayerVision during the third quarter of 2008 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward looking statements, including any adverse judgment, ruling or order in our current litigation with IGT and those additional risks discussed herein and elsewhere in our Form 10-KSB for the year ended December 31, 2007.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  These historical financial statements may not be indicative of our future performance.

Overview

Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies.  Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  However, to date, we have devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PlayerVision system.  In comparison to the keno and bingo market, the potential market for our PlayerVision system, i.e., the gaming machine market, is much larger and more dynamic.  PlayerVision has not had a significant revenue effect on our financial statements to date.  Due to our focus on the development of our PlayerVision system, we have incurred expenses in excess of our revenue and have generated losses to date.

By the third quarter of 2007, we substantially completed the development of our PlayerVision system, including the first four modules to be offered through our PlayerVision system:  AdVision, PlayerVision TV, NumberVision and WagerVision.  In terms of the sales and marketing of our PlayerVision system, we introduced our PlayerVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada initially during the fourth quarter of 2006 and again in 2007.  We displayed our PlayerVision system at the International Casino Exhibition in London, England in January 2007 and 2008, the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007 and in April, 2008, and the Southern Gaming Show in Biloxi, Mississippi in May 2007 and 2008.  In terms of regulatory approvals, we have received approval from Nevada with respect to AdVision and PlayerVision TV, and we have received approval from Gaming Laboratories International, or GLI, with respect to AdVision, PlayerVision TV and NumberVision.  We hope to receive approval from Nevada for WagerVision and NumberVision by the third quarter of 2008.  Following the Nevada approval of WagerVision and NumberVision, we expect to beta test these applications for 30 days at Treasure Island in Las Vegas. With GLI approval, we expect to launch NumberVision applications in various casinos in Oregon and Arizona shortly.

On June 27, 2006, we entered into a binding memorandum of understanding with Computerized Bookmaking Systems, Inc. (CBS), a subsidiary of American Wagering, Inc., whereby both parties agreed that mutually beneficial synergies existed in utilizing our PlayerVision platform (then known as PortalVision) to expand the approved electronic devices upon which a customer having a CBS wagering account might use to (i) watch a live televised sports or horse race event, (ii) view live odds for such an event posted by a customer of CBS, and (iii) place a wager on such an event.  Pursuant to such binding memorandum, CBS developed, at no charge to us, a race and sports book interface for WagerVision on our PlayerVision system.  CBS owns all of the rights to this CBS race and sports book interface protocol including the software, source code and documentation. We own the WagerVision

trademark and the platform on which the source code was written.   It was the intent of both companies to share equally in the net revenues generated from wagers on televised sports and horse race events and other CBS wagering opportunities offered through this WagerVision module.  Although the binding memorandum has expired, we are negotiating the terms of a definitive agreement with CBS.  We anticipate that the definitive agreement will clearly define the CBS protocol and protocol interface as the portion of the total system owned by and licensed from CBS and our PlayerVision code and modules running on the our platform that are owned and maintained by us.  This will significantly enhance our ability to produce, deploy, and maintain this module and allow LVGI and CBS to quickly adapt to technological, regulatory and social changes. If these negotiations are unsuccessful, it would prevent or significantly delay regulatory approval and market introduction of the WagerVision/CBS module.

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, we anticipate beginning to realize revenue from our PlayerVision system during the third quarter of 2008 that would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would be from the installation of AdVision, PlayerVision TV, WagerVision, and NumberVision at various casino locations in the United States and elsewhere.  We expect that any revenue derived from CBS wagering opportunities offered through the WagerVision/CBS module will be shared with CBS.

We expect to continue for the first three quarters of 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules, and we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system and in defending the lawsuit from IGT, we expect to continue to rely on funds from third party financing sources, in addition to funds from operations, to sustain our operations in 2008.  See discussion in “Liquidity – Outlook” below.

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

Other. We include keno revenue from the operation of a keno route subject to multiple participation agreements in other revenue in an amount equal to the net win from such gaming activities, which is the difference between gaming handle and amounts paid to customers. We reflect amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) as an expense.

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

 Our intangible assets consist of key patents and technology rights with a five year life related to PlayerVision which went to market for the first time during the fourth quarter of 2007.  We recorded no goodwill impairment charges during the three months ended March 31, 2008 and 2007.

Income Taxes

We have provided a full valuation allowance for the tax effects of our net operating losses at March 31, 2008 and 2007.  We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.  Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for 2007, based on its evaluation, management determined that FIN 48 did not have a material effect on our financial statements or either our net operating loss carryovers or the related deferred tax assets or valuation allowance.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS No. 157 is effective now for financial asset and liabilities, if any, carried at fair value and SFAS No. 159 now provides an option to carry other assets and liabilities at fair value for us beginning with financial statements issued for 2008.  SFAS No. 157 becomes effective for us for nonfinancial assets and liabilities carried at fair value if any, beginning in 2009.  However, since we do not have, nor do we plan for the foreseeable future, to carry any assets or liabilities at fair value, we do not currently expect the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows to be material.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, which establishes new accounting for the noncontrolling interest in a subsidiary or consolidated variable interest entity and requires that a parent recognize a gain or loss when a subsidiary is deconsolidated and measured using the fair value of the noncontrolling equity  investment on the deconsolidation date. SFAS 160 will be effective for 2009, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or consolidated variable interest entities with noncontrolling interests, we currently expect that SFAS 160 will not have an impact on our future financial position, results of operations and operating cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities -- an Amendment of SFAS 133. SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on January 1, 2009, and the effect on our financial statements will be limited to requiring certain additional limited disclosures.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenue.  Casino games revenue for the three months ended March 31, 2008 increased $112,000 or 26.1%, to $543,000 from $431,000 for the three months ended March 31, 2007. The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $129,000 offset by a decline in Nevada Numbers of $13,000.

Product sales for the three months ended March 31, 2008 decreased by $88,000 to $324,000 or 21.4% from $412,000 for the three months ended March 31, 2007. Keno equipment sales amounted to $96,000 for the three months ended March 31, 2008 versus $79,000 during the three months ended March 31, 2007, an increase of $17,000. This increase in Keno equipment sales was offset by a $90,000 decrease in bingo equipment and supplies during the three months ended March 31, 2008 versus the same period in the prior year due to the loss of several customers once we stopped distributing bingo electronics.

Other revenue for the three months ended March 31, 2008, declined by $141,000 or 34.2%, to $272,000 from $413,000 for the three months ended March 31, 2007. Bingo electronics revenue decreased from $70,000 for the three months ended March 31, 2007 to $0 for the three months ended March 31, 2008, as we lost our bingo electronics distributor agreement early in 2007. Revenue from Keno route and participation agreements decreased from $160,000 for the three months ended March 31, 2007 to $110,000 for the three months ended March 31, 2008, as we closed our Keno route business in February 29, 2008 due to renovation at one of our key customer locations. We will restart the Keno route operations in August at four to five locations where previously we had only two locations.

Costs and Expenses.  Cost and expenses of casino games for the three months ended March 31, 2008, increased by $446,000 or 138.4%, to $769,000 from $323,000 for three months ended March 31, 2007. The increase resulted primarily from the decline in the prime rate of interest which increased our bankroll requirement by $329,000.

Product costs and expenses for the three months ended March 31, 2008, decreased $135,000 or 47.0% to $152,000 from $287,000 for the three months ended March 31, 2007.  Gross margin increased to 52.9% for the three months ended March 31, 2008 versus 30.1% for the three months ended March 31, 2007 as we had higher margin Keno Optima system sales than normal.

Other cost and expenses for the three months ended March 31, 2008, increased $2,000 to $342,000 from $340,000 for the three months ended March 31, 2007. Gross margin also decreased to (20.1%) for the three months ended March 31, 2008 versus 17.6% for the three months ended March 31, 2007 due to lost profits from the bingo electronics distribution agreement being canceled, and additional salaries of $28,000.

Other Operating Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 decreased $1,000 or 0% to $1,594,000 from $1,595,000 for the three months ended March 31, 2007. We have decreased our administrative infrastructure through salary reductions of $85,000 during the three months ended March 31, 2008 versus March 31, 2007.  Board compensation was reduced by $90,000 during the three months ended March 31, 2008 versus the same period in the prior year due to a board promotion that cost $100,000 in the prior year. In addition, consulting and professional fees have increased by $224,000, during the three months ended March 31, 2008 versus the same period in 2007. The increase in consulting and professional fees is primarily related to consulting costs for money raising and legal fees incurred in defending the IGT lawsuit. Advertising and promotion has decreased by $68,000 as we reduced advertising costs to promote PlayerVision during the three months ended March 31, 2008 versus the same period in the prior year.

Research and development costs for the three months ended March 31, 2008 have decreased by $23,000 or 7.0% to $301,000 from $324,000 for the three months ended March 31, 2007 due to planned cost reductions.

Depreciation and amortization for the three months ended March 31, 2008, increased $1,000 or ..5%, to $217,000 from $216,000 for the three months ended March 31, 2007, as a result of only $57,000 of capital expenditures during the three months ended March 31, 2008.

 Finance Costs. Finance costs for the three months ended March 31, 2008, increased $56,000 or 11.6% to $542,000 from $486,000 for the three months ended March 31, 2007. The increased finance costs related to the recording of the fair value of the derivative liability and the increased finance cost from the debt modifications to the CAMOFI note in 2007.

 Interest and Other Income. Interest and other income for the three months ended March 31, 2008 decreased by $82,000 or 132.1%, to $(20,000) from $62,000 for the three months ended March 31, 2007. The decrease was a result of lower cash balances outstanding and loss in fair value incurred on our marketable securities.

Liquidity and Capital Resources

Cash

As of March 31, 2008, we had no cash, reflecting a $489,000 decrease from December 31, 2007 resulting primarily from the net cash outflows discussed below.

Cash Flows

Cash used in operating activities amounted to $1,126,000 for the three months ended March 31, 2008 primarily because of the foregoing revenue decreases and expense increases.  Investing activities consisted principally of cash outflows in connection with $57,000 of capital expenditures for reasons discussed below.  Our cash flows from financing activities in the three months ended March 31, 2008 consisted principally of inflows of $355,000 of new capital from the sale of Series E Convertible Preferred Stock, $105,000 for exercise of options and warrants to purchase shares of Common Stock Series A, $110,000 for the sale of Common Stock Series A to employees and $250,000 in a cash advance from a shareholder.

Capital Expenditures

Capital expenditures decreased by $125,000 for the three months ended March 31, 2008 versus the same period in the prior year due to our present cost reduction program.  For 2008, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $15 million of PlayerVision Control Units for the rollout of our PlayerVision System.

We believe that we will be able to pay for these capital expenditures from our existing cash balances, from funds generated from future operations, and/or the establishment of a master equipment lease agreement with financing sources that we have used in the past.

Sources of Capital

We have traditionally relied on various forms of third-party financing in order to sustain our operations.  In 2008, we have raised $335,000 from the private placement of Series E Convertible Preferred Stock which closed in late February, 2008. We have raised $215,000 through the sale of Common Stock Series A to employees and through the exercise of options and warrants. In February, 2008 we received a noninterest bearing advance from a shareholder of $250,000.  On May 7, 2008, we entered into a subscription agreement with this same shareholder pursuant to which the shareholder purchased 200,000 shares of Series F Convertible Preferred Stock for $5 per share and 150,000 of Series G Convertible Preferred Stock for $5 per share for an aggregate purchase price of $1,750,000.  The proceeds of the Series F Convertible Preferred Stock were used to fund the $1,000,000 jackpot bankroll for the Gamblers Bonus Million Dollar Ticket which launched on April 14, 2008.  The proceeds of the Series G Convertible Preferred Stock were used for general operating purposes, and the advance of $250,000 was offset against the Series G purchase price.  As an incentive to enter into these transactions, the Company issued the shareholder 500,000 shares of Common Stock Series A with the right to receive additional shares if the Company’s common stock, as a result of a qualified financing, commences trading at less than $5 per share, in which case the shareholder will receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  In addition, the shareholder was granted a security interest and other additional rights in connection with our separate account (and related insurance policy) in which $1 million is reserved solely to satisfy our jackpot security requirements relating to the Gamblers Bonus Million Dollar Ticket game.

On May 1, 2008, we further amended our financing with CAMOFI Master LDC, or CAMOFI, whereby we entered into an Amended and Restated Senior Secured Convertible Note due January 1, 2010, or Note, and an Amended and Restated Registration Rights Agreement, or Registration Rights Agreement, with CAMOFI.  The commitment fees due under the original CAMOFI note on April 1, 2008, July 1, 2008, October 1, 2008, and January 1, 2009 of $131,250 and prior accrued commitment fees were added to the face amount of the Note which increased from $5,250,000 to $6,051,250.  We must also pay commitment fees of $403,417 on January 1, 2009 and $302,563 on July 1, 2009 and January 1, 2010.  The Registration Rights Agreement requires us to file a registration statement with the Securities and Exchange Commission on the earlier of the closing of a Qualified Financing, as defined in the Registration Rights Agreement, or April 30, 2009, with the effectiveness date remaining 120 calendar days after the filing date.  The maturity date of the Note was changed from January 1, 2009 to January 1, 2010.

The Note is convertible into shares of Common Stock Series A at $1.345 per share, subject to certain limitations, including the limitation that the total number of shares of Common Stock Series A to be issued cannot cause CAMOFI’s ownership of Common Stock Series A to exceed 4.99% of our issued and outstanding shares of Common Stock Series A after the issuance.

 We were in compliance with all loan covenants at March 31, 2008.  With respect to the issuance and sale of Series F and Series G Convertible Preferred Stock (see Note 8 "Stockholders' Equity" to Financial Statements), CAMOFI verbally waived non-compliance of any provisions in its loan documents restricting us from effecting such transaction, including with respect to (a) the issuance of any securities (i) convertible into shares of common stock based upon trading prices at any time after the issuance of such securities, or (ii) that grant an investor the right to receive additional shares based upon future transactions on terms more favorable than those granted to such investor in such offering; and (b) the granting of a security interest in assets pledge to CAMOFI.  Although the agreement with CAMOFI provides that waivers must be in writing, the Company believes that, notwithstanding any issue as to whether such waiver is legally binding, the verbal waiver represents CAMOFI’s intent to allow the sale of the Series F and Series G Convertible Preferred Stock and not to take the position that the sale resulted in an Event of Default under the CAMOFI loan documents.

Outlook

We expect to continue for at least the first three quarters of 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules.  We expect to also have ongoing costs in defending the lawsuit from IGT.   Accordingly, we expect to continue to rely on funds from third party financing sources, in addition to funds from operations, to sustain our operations in 2008.  We believe that our cash balances and the proceeds from our private placement of Series F and G Convertible Preferred Stock (which was closed on May 9, 2008) and our pending private placement of Series H Convertible Preferred Stock, together with funds from operations, will be sufficient to fund our anticipated working capital requirements and our business expansion plans for at least the next year.  The failure to obtain such financing will have a material adverse effect upon our financial position and business operations.  We cannot provide assurance that we will be successful in completing the Series H placement or obtaining any other additional financing. Although gaming revenues in Nevada for the first part of 2008 are down, we believe that our PlayerVision system will provide casinos with an additional revenue source without any upfront capital expenditure.  Other than the insignificant revenue realized from our early adoption agreements, we expect to begin to realize revenue from our PlayerVision system during the third quarter of 2008.  We cannot provide assurance that the market will accept our PlayerVision system.  Any failure by us to obtain approval of NumberVision and/or WagerVision, or to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash position and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, a failure to prevail in our trademark and copyright litigation with IGT, failure to obtain additional financing, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially  adversely affect our financial condition and business operations.

From time to time, we may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. We may be unable to secure such funding, if needed and such financing may not be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants. Failure to generate sufficient revenue or to raise capital when needed could likely have a material adverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.

Off Balance Sheet Financing Arrangements

We have operating leases totaling $914,087 that have the following payment schedule by calendar year: $305,810 in 2008, $142,848 in 2009, $138,008 in 2010, $138,941 in 2011, $140,735 in 2012, and $47,745 in 2013.

Qualitative and Quantitative Disclosures about Market Risk

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2008.  As a part of its evaluation, management took into account the material weaknesses (discussed below) in the Company’s disclosure controls and procedures identified by management for the period ended December 31, 2007.  The Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2008, the end of the period covered by this report, the Company’s disclosure controls and procedures were still not effective due to the material weaknesses discussed below,  a late Form 8-K filed on January 24, 2008, which should have been filed in December 2007, a late Form 10-KSB filed on April 16, 2008, which should have been filed by April 15, 2008, a late Form 8-K filed on May 13, 2008, which should have been filed by May 8, 2008 and a late Form 8-K filed on May 14, 2008, which should have been filed by May 13, 2008.

As disclosed in the Company’s December 31, 2007 Form 10-KSB, the errors that occurred in our financial reporting and in our accounting for certain complex accounting transactions in 2005, 2006 and 2007 are the result of material weaknesses in our accounting controls.  In the past, we have not taken the time to complete an SEC and GAAP disclosure checklist and we have had insufficient oversight of the chief financial officer.  In addition, our equity shares in our financial records for 2007 were not reconciled with our transfer agent’s share ledger on a timely basis.

Management believes that we have addressed these material weaknesses in internal control over financial reporting with respect to future periods by hiring Bruce Shepard, a former audit partner with PricewaterhouseCoopers LLP, as our chief financial officer on August 1, 2006, by requiring the completion of a detailed SEC and GAAP disclosure checklist in connection with our financial closing process at the end of each quarter and at the end of the year, by holding an audit committee meeting prior to each annual and quarterly report being filed with the SEC, by having a detailed cold review of our financial statements and notes thereto performed by another independent accounting firm prior to each annual and quarterly report being filed with the SEC and reporting the results of that cold review to the audit committee, by subscribing to an online accounting reference service, and by assigning responsibility for regular reconciliation of our equity shares to the transfer agent ledger to a full-time accounting staff person, all of which procedures were implemented prior to the filing of this report, except for the assignment of responsibility for regular reconciliation of our equity shares to the transfer agent ledger which to date has not been reassigned to a full time accounting staff person due to limited accounting resources.  With respect to disclosure controls and procedures relating to timely filing of Form 8-Ks, management plans to train its compliance officer in, and assign him the responsibility of identifying, the events requiring Form 8-K reports, and develop procedures for communications on a timely basis between him and the person in management with the information necessary to make these determinations.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the remediation plans not yet implemented as described above to address our material weaknesses.  Other than as described above, there have not been any other changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 12, 2007, IGT filed a lawsuit against us in the United States District Court of Nevada captioned IGT v. Las Vegas Gaming, Inc., Case 3:07-cv-00415-BES-VPC alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system, formerly PortalVision, on IGT’s Game King® gaming machines.  IGT is seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.  On November 16, 2007, the Court denied IGT’s motion for preliminary injunction, finding that IGT had not shown a likelihood of success or raised serious questions as to its derivative works claim or other infringement claims.  Discovery continues on this lawsuit.  Management has made no provision for this matter as it is unable to estimate the minimum loss, if any, to be incurred by the Company.  We do not believe the IGT complaint to be meritorious, and we are defending the lawsuit vigorously.

 Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities.

During the three months ended March 31, 2008, we issued 67,000 shares of Series E Convertible Preferred Stock raising $335,000.  From November 2006 through February 2008, we have conducted a private placement of our Series E Convertible Preferred Stock through which we have raised $4,054,000 in gross proceeds and have issued 810,800 shares of Series E Convertible Preferred Stock.  The proceeds have been and will be used to fund our general operations and working capital.  The shares of Series E Convertible Preferred Stock were issued pursuant to exemption from registration provided by Rule 506 of Regulation D of the Securities Act and Section 4(2) of the Securities Act.  We did not pay commissions on the sale of any shares of Series E Convertible Preferred Stock.

During the three months ended March 31, 2008, we issued an aggregate of 92,129 shares of Common Stock Series A as a result of the exercise of outstanding stock options and warrants.  Additionally, we issued 19,000 shares of Common Stock Series A pursuant to the conversion of 3,800 shares of Series B Convertible Preferred Stock.  We also issued 231,528 shares of Common Stock Series A for salaries, bonuses, and board of director fees.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

During the three months ended March 31, 2008,  holders of 3,800 shares of Series B Convertible Preferred Stock converted their shares on a one-to-five basis for 19,000 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

Item 3.  Defaults Upon Senior Securities.

See Note 7 "Debt" to Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

The exhibits to this Form 10-Q are listed in the Exhibit Index to this Form 10-Q and are incorporated by reference herein.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date:	May 20, 2008	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2008	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description	Page
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002