Form 10KSB/A
period 2007-12-31
LAS VEGAS GAMING INC
filed 2008-06-06
CIK 1103993

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for Las Vegas Gaming, Inc. (“Company”, “we”, “us”, or “our”) for the fiscal year ended December 31, 2007 is being filed to revise Part I, Item 1 “Description of Business” regarding certain disclosures relating to the WagerVision module of our PlayerVision system and Part II, Item 8A “Controls and Procedures” regarding clarification of the status of the implementation of one item of our remediation plan regarding our controls and procedures.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.   This Amendment No. 1 does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the Form 10-KSB, or, except for the changes described above, modify disclosures in the previously filed Form 10-KSB.

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

NumberVision

NumberVision will provide the player with an impulse opportunity to place an additional wager or experience a different gaming opportunity that, in turn, provides gaming machine operators with the opportunity to generate additional revenue. In Nevada, the additional gaming opportunity initially will be the ability to purchase a Nevada Numbers ticket. In jurisdictions other than Nevada, the additional gaming opportunity can be the local lottery or other games.

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

WagerVision

WagerVision will offer interactive casino sports and race betting to a player in a remote location, whether through a gaming machine located in another portion of the casino or a television set located in the player’s home.  From a slot machine in a casino, WagerVision is designed to offer the same bets currently available only in the race and sports book along with the ability to watch the sporting event that was the subject of the wager from the slot machine through PlayerVision.  In the home environment, WagerVision is designed to offer proposition race and sports bets to players in real time. As a result of regulatory factors, in Nevada, the application of WagerVision will be limited to sports betting, and in all other states within the United States to race betting.

Current Nevada gaming rules and regulations allow sports betting from home (for Nevada residents who establish accounts under regulatory guidelines) using several alternative methods of communication, such as the telephone, facsimile machine, and cable, but not through a television. WagerVision addresses this limitation by installing and connecting PlayerVision to a telephone line and the television. PlayerVision will then interact with the television, allowing the player to place bets on various propositions related to the game or race in real time, effectively recreating the sports book in the player’s home.

On June 27, 2006, we entered into a binding memorandum of understanding with Computerized Bookmaking Systems, Inc. (CBS), a subsidiary of American Wagering, Inc., whereby both parties agreed that mutually beneficial synergies existed in utilizing our PlayerVision platform (then known as PortalVision) to expand the approved electronic devices upon which a customer having a CBS wagering account might use to (i) watch a live televised sports or horse race event, (ii) view live odds for such an event posted by a customer of CBS, and (iii) place a wager on such an event.  Pursuant to such binding memorandum, CBS developed, at no charge to us, a race and sports book interface for WagerVision on our PlayerVision system.  CBS owns all of the rights to this CBS race and sports book interface protocol including the software, source code and documentation. We own the WagerVision trademark and the platform on which the source code was written.   It was the intent of both companies to share equally in the net revenues generated from wagers on televised sports and horse race events and other CBS wagering opportunities offered through this WagerVision module.  Although the binding memorandum has expired, we are negotiating the terms of a definitive agreement with CBS.  We anticipate that the definitive agreement will clearly define the CBS protocol and protocol interface as the portion of the total system owned by and licensed from CBS and our PlayerVision code and modules running on our platform that are owned and maintained by us.  This will significantly enhance our ability to produce, deploy, and maintain this module and allow LVGI and CBS to quickly adapt to technological, regulatory and social changes. If these negotiations are unsuccessful, it would prevent or significantly delay regulatory approval and market introduction of the WagerVision module.

Solely with respect to the casino slot machine use of WagerVision, we applied for approval of WagerVision from Nevada and GLI during the third quarter of 2007 and expect that the review process will be completed during the second quarter of 2008.  After approval, we will beta test WagerVision at Treasure Island Las Vegas for 30 days.

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

Although Nevada Numbers has traditionally been limited to the keno lounges of casinos, we are taking measures to expand the visibility of Nevada Numbers.  First, we have incorporated Nevada Numbers as part of NumberVision, although regulatory approval from Nevada has not yet been received for its use.  Through NumberVision, we propose to position Nevada Numbers as a dynamic game that will give slot machine players the opportunity to win a progressive jackpot of at least $5.0 million. Second, subject to regulatory approval of NumberVision, we will market the game to third-party race and sports books for use on their existing wagering terminals.

The Million Dollar Ticket

Based on the classic keno game, The Million Dollar Ticket offers the chance to win $1.0 million and a progressive jackpot. In order to win the $1.0 million and the progressive jackpot, the player must pick 10 numbers correctly out of 20 drawn from a pool of 80. Although the distribution of The Million Dollar Ticket is limited, we are anticipating growth in 2008 by making the game available in third-party race and sports book locations.

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

Research and Development

Our research and development efforts focus on the continuous innovation of our products and services to increase the revenue for our customers. Our current research and development efforts emphasize creating new applications for the PlayerVision system and improving its functionality. In addition to our own research and development staff, we plan to engage, from time to time, independent consultants and advisors to assist us.

Intellectual Property and Other Proprietary Rights

We hold several patents, including a patent related to Nevada Numbers, our flagship game.  We have been recently issued a patent for “closed loop,” a key application in our PlayerVision technology.  In addition, we have several patents pending with respect to the PlayerVision system and certain of its various applications. We also hold several trademarks filed with the state of Nevada and the U.S. Patent and Trademark Office, including trademark rights to Nevada Numbers and The Million Dollar Ticket, and other intellectual property that is protected by federal copyright and trade secret laws.  See, Item 3. “Legal Proceedings.”

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

PART II

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

Las Vegas Gaming, Inc. (Registrant)

By:	/s/ Jon D. Berkley
Jon D. Berkley President and Chief Executive Officer (Principal Executive Officer)

Date:	June 6, 2008

EXHIBIT INDEX

Exhibit	Document Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.