Form 10-Q
period 2008-06-30
LAS VEGAS GAMING INC
filed 2008-08-19
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2008

☐	OR

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:	13,579,340 shares of Common Stock Series A, $.001 par value, as of June 30, 2008

____________________________________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks.  This report may contain trademarks and trade names of other parties, corporations, and organizations.

PART I – FINANCIAL INFORMATION

  Item 1.    Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2008
ASSETS		(unaudited)
Current assets
Cash	$489,262	$-
Investment in marketable securities	87,881	51,880
Accounts receivable, net of allowance of $708 and $2,085	567,186	420,059
Inventories	1,161,707	1,160,148
Prepaid expenses, deposits and other	149,596	848,144
Jackpot reserve deposits	276,012	1,277,084
	2,731,644	3,757,315

Equipment and software, net of accumulated depreciation of $1,565,560 and $1,448,414	1,033,349	814,387

Other assets
Goodwill	955,277	955,295
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $1,098,867 and $1,340,218	1,317,369	1,076,018
Other long term assets	884,350	175,544
	$6,921,989	$6,778,559
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,453,525	$2,049,432
Current portion of long-term debt	787,550	648,428
Progressive jackpot liability	375,508	846,139
	2,616,583	3,543,999

Long-term debt	5,940,925	7,061,067
Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 130,350 and 76,750 shares issued and outstanding	651,750	383,750

Stockholders' equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series C: 35,000 shares issued and outstanding	35	35
Series D: 125,000 shares issued and outstanding	125	125
Series E: 743,800 and 810,800 shares issued and outstanding	744	811
Series F: 200,000 shares issued and outstanding	-	200
Series G: 150,000 shares issued and outstanding	-	150
Series H: 98,500 shares issued and outstanding	-	99
Common stock (including Series A): $.001 par, 90,000,000 shares authorized, 12,562,653 and 13,579,340 shares issued and outstanding	12,563	13,580
Additional paid-in capital	26,497,097	30,138,102
Less due from officers and stockholders	(235,414)	(185,826)
Deficit	(28,562,419)	(34,177,533)
	(2,287,269)	(4,210,257)
	$6,921,989	$6,778,559
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2008 (UNAUDITED)

	2007	2008
	(restated)
Revenues
Casino games	$432,467	$616,412
Product sales	332,425	349,356
Other	322,229	205,870
	1,087,121	1,171,638

Costs and expenses
Casino games	264,940	551,810
Product costs	206,757	165,577
Other	328,041	241,518
	799,738	958,905

Gross operating income	287,383	212,733

Other operating expenses
Selling, general, and administrative	1,477,640	1,767,938
Research and development	260,623	397,321
Depreciation and amortization	215,886	211,313
	1,954,149	2,376,572

Operating loss	(1,666,766)	(2,163,839)

Other income (expense)
Finance costs	(389,005)	(580,391)
Interest income and other	36,269	(71,318)

Net loss	$(2,019,502)	$(2,815,548)

Net loss per share	$(0.19)	$(0.21)

Weighted average shares outstanding	11,432,153	13,363,193

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 AND 2008 (UNAUDITED)

	2007	2008
	(restated)
Revenues
Casino games	$863,175	$1,159,507
Product sales	744,450	673,369
Other	735,548	477,890
	2,343,173	2,310,766

Costs and expenses
Casino games	587,550	1,320,829
Product costs	494,581	318,198
Other	668,477	583,726
	1,750,608	2,222,753

Gross operating income	592,565	88,013

Other operating expenses
Selling, general, and administrative	3,072,676	3,362,027
Research and development	584,670	698,540
Depreciation and amortization	432,045	428,709
	4,089,391	4,489,276

Operating loss	(3,496,826)	(4,401,263)

Other income (expense)
Finance costs	(874,754)	(1,122,462)
Interest income and other	98,728	(91,389)

Net loss	$(4,272,852)	$(5,615,114)

Net loss per share	$(0.40)	$(0.43)

Weighted average shares outstanding	10,814,085	13,045,825

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, December 31, 2007	$-	$35	$125	$744	-	-	-	$12,563	$26,497,097	$(235,414)	$(28,562,419)
Net loss											(5,615,114)
Exercise of warrants and options								93	108,706	(8,412)
Issuance of warrants									238,682
Other Stock based compensation								238	476,096	52,000
Cash received from employees and stockholders										6,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A								131	130,370
Sale of Series E Convertible Preferred Stock				67					334,933
Sale of Series F Convertible Preferred Stock					200				639,872
Sale of Series G Convertible Preferred Stock						150			479,904
Sale of Series H Convertible Preferred Stock							99		492,402
Sale of Common Stock Series A to Employees								55	110,666
Sale of Common Stock Series A								500	629,374
Balances, June 30, 2008	$-	$35	$125	$811	$200	$150	$99	$13,580	$30,138,102	$(185,826)	$(34,177,533)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 31, 2007 AND 2008 (UNAUDITED)

	2007	2008
	(restated)
Operating activities
Net loss	$(4,272,852)	$(5,615,114)
Marketable security received for licensing fee	16,545	36,001
Depreciation and amortization of equipment and software	190,698	187,359
Loss on disposal of assets	-	70,947
Amortization of debt issuance cost and intangibles	788,366	1,178,205
Fair market value adjustment of debt derivative liability	(59,244)	(83,995)
Stock-based compensation to employees and consultants	331,665	557,319
Other	40,973	(1,318)
Changes in operating assets and liabilities:
Accounts receivable	(11,850)	147,127
Inventories	(723,505)	18,960
Prepaid expenses, deposits and other	325,819	10,240
Accounts payable and accrued expenses	(139,324)	944,610
Progressive jackpot liability	(135,895)	470,631
Net cash (used in) operating activities	(3,648,604)	(2,079,028)

Investing activities
Purchase of property and equipment	(216,900)	(77,970)
Proceeds from sale of equipment	-	55,250
Jackpot reserve deposits	2,543,611	(1,001,072)
Net cash provided by (used in) investing activities	2,326,711	(1,023,792)

Financing activities
Proceeds from litigation settlements	28,754	-
Repayment of debt	(3,721)	(43,552)
Sale of Series E Convertible Preferred Stock	1,372,000	335,000
Sale of Series F Convertible Preferred Stock	-	640,072
Sale of Series G Convertible Preferred Stock	-	480,054
Sale of Series H Convertible Preferred Stock	-	492,501
Redemption of Series B Convertible Preferred Stock	(179,500)	(137,500)
Exercise of warrants and options for common stock	203,123	100,387
Collection of stock subscription receivables	-	6,000
Sale of Common Stock	-	740,596
Net cash provided by financing activities	1,420,656	2,613,558

Net increase (decrease) in cash and cash equivalents	98,763	(489,262)
Cash and cash equivalents, beginning of period	1,675,588	489,262
Cash and cash equivalents, end of period	$1,774,351	$0

Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	$852,450	$130,500
Exercise of stock warrants and options increasing subscriptions receivable	129,000	8,412
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	15
Exercise of warrants in settlement of accounts payable	257,750
Cost of warrants for debt	255,273
Equipment acquired directly with proceeds new borrowing		34,025
Debt retired through issuance of Common Stock Series A		107,500
Prepayment of lease costs through issuance of Common Stock Series A		106,000
Accrued and prepaid interest added to face amount of note due to debt modification		801,250
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

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, relating to interim financial statements. Accordingly, certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to our annual financial statements and the related notes included within our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC, from which the information as of that date is derived.

The consolidated financial statements include the accounts of Las Vegas Gaming, Inc., Imagineering Gaming, Inc. (Imagineering), our wholly-owned subsidiary, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  Information presented in the notes that is as of June 30, 2008 and 2007, or relates to the interim periods is likewise unaudited. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of results to be expected for the year ending December 31, 2008.

3.  Restatement of 2007 financial statements:

In connection with the preparation of our 2007 Annual Report on Form 10-KSB, corrections were determined to be necessary to our previously issued 2007 financial statements for the quarters ended in that year for errors in accounting for the Company’s debt modifications at March 22, 2007 and September 28, 2007, and for the value of stock-based compensation.  Details of these error corrections are contained in our 2007 Annual Report on Form 10-KSB.

4.  Jackpot Reserve Deposits

At December 31, 2007 and June 30, 2008, as required by gaming regulators, we held aside on deposit cash amounts of $276,012 and $1,277,084 respectively that are restricted for funding our various jackpot-oriented games.  We had a funding reserve deficiency of $281,000 (including outstanding checks) for our jackpot reserve deposits at June 30, 2008 (Note 9).

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.  Equipment and Software

Equipment and software consist of the following:

	December 31, 2007	June 30, 2008 Unaudited
Software	$422,560	$422,560
Production equipment	1,669,461	1,267,931
Equipment, furniture, and fixtures	463,261	528,682
Leasehold improvements	43,627	43,627
	2,598,909	2,262,800
Less accumulated depreciation and amortization	1,565,560	1,448,413
	$1,033,349	$814,387

6.  Other intangible assets:

Trademarks, copyrights, patents and technology rights, and other intangible assets consist of the following:

	December 31, 2007	June 30, 2008 Unaudited
PlayerVision technology patents	$1,016,236	$1,016,236
PlayerVision technology rights for “at home” wagering	1,400,000	1,400,000
	2,416,236	2,416,236
Less accumulated amortization	1,098,867	1,340,218
	$1,317,369	$1,076,018

The intangible assets are amortized over their useful lives, which are currently 5 years.  Implementing “at home” wagering is scheduled for 2009, subject to regulatory and third-party approval, following the product roll out of PlayerVision.  Total amortization for other intangible assets amounted to $241,351 for the three months ended June 30, 2007 and 2008.  The estimated aggregate amortization for the next five calendar years is as follows:

2008	$241,351
2009	482,702
2010	303,307
2011	48,658
2012	-0-
$1,076,018

7.  Debt

On May 1, 2008, we amended our financing with CAMOFI and entered into an Amended and Restated Senior Secured Convertible Note due January 1, 2010, or Note, and an Amended and Restated Registration Rights Agreement, or Registration Rights Agreement, with CAMOFI.  The commitment fees due under the original CAMOFI note on April 1, 2008, July 1, 2008, October 1, 2008, and January 1, 2009 of $131,250 and prior accrued commitment fees were added to the face amount of the Note which increased from $5,250,000 to $6,051,250.  We must also pay commitment fees of $403,417 on January 1,

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2009, and $302,563 on July 1, 2009 and January 1, 2010.  The Registration Rights Agreement requires us to file a registration statement with the Securities and Exchange Commission on the earlier of the closing of a Qualified Financing, as defined in the Registration Rights Agreement or April 30, 2009 with the effectiveness date remaining 120 calendar days after the filing date.  The maturity date of the Note was changed from January 1, 2009 to January 1, 2010. We were in compliance with all loan covenants at June 30, 2008.  With respect to the issuance and sale of Series F, Series G and Series H Convertible Preferred Stock (see Note 8), CAMOFI verbally waived non-compliance of any provisions in its loan documents restricting us from effecting such transactions, including with respect to (a) the issuance of any securities (i) convertible into shares of common stock based upon trading prices at any time after the issuance of such securities, or (ii) that grant to an investor the right to receive additional shares based upon future transactions on terms more favorable than those granted to such investor in such offering; and (b) the granting of a security interest in assets pledge to CAMOFI.  Although the agreement with CAMOFI provides that waivers must be in writing, the Company believes that, notwithstanding any issue as to whether such waiver is legally binding, the verbal waiver represents CAMOFI’s intent to allow the sales of the Series F, Series G and Series H Convertible Preferred Stock and not to take the position that the sales resulted in an Event of Default under the CAMOFI loan documents.

Long – term debt consists of:

	December 31, 2007	June 30, 2008
Debt derivative liability	$1,592,263	$1,508,269
Bridge financing	4,342,345	5,524,387
Settlement due third parties	614,027	614,027
Other notes payable	179,840	62,812
	$6,728,475	$7,709,495
Less amounts due within one year	787,550	648,428
	$5,940,925	$7,061,067

Aggregate scheduled debt maturities are $648,428 in 2009, $7,042,896 in 2010, $7,055 in 2011, $7,797 in 2012 and $3,319 in 2013.

We have received all monies due from a settlement with a customer, and will distribute all monies due except for $107,500 which is due to the prior owners of Imagineering who converted their debt into Common Stock Series A at $2.00 per share or 53,750 shares in March 2008.

8.  Stockholders' Equity

From  time to time, we issue shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), or pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.  In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions.  For the six months ended June 30, 2008, we issued 92,659 shares of Common Stock Series A as a result of the exercise of options and warrants.  Additionally, we issued 130,500 shares of Common Stock Series A pursuant to the conversion of 26,100 shares of Series B Convertible Preferred Stock.  During the six months ended June 30, 2008, we also issued 293,528 shares of Common Stock Series A for salaries, bonuses, services, and board of director fees and 500,000 shares of Common Stock Series A as part of our sale of Series F and Series G Convertible Preferred Stock.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In February 2008, we received an advance from a shareholder of $250,000. This same shareholder purchased 200,000 shares of Series F Convertible Preferred Stock for $5 per share and 150,000 shares of Series G Convertible Preferred Stock for $5 per share on May 9, 2008 for an aggregate purchase price of $1,750,000.  Both Series F and Series G Convertible Preferred Stock are convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  The proceeds of the Series F Convertible Preferred Stock were used to fund the $1,000,000 jackpot bankroll for our Gamblers Bonus Million Dollar Ticket game which launched on April 14, 2008. The proceeds of Series G Convertible Preferred Stock were used for general operating purposes, and the advance of $250,000 was offset against the Series G purchase price. As an incentive to do these transactions, the same shareholder was issued 500,000 shares of Common Stock Series A.  Additionally, if our Common Stock Series A, as a result of a qualified financing, commences trading at less than $5 per share, the shareholder will receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  In addition, the Series F Convertible Preferred Stock shareholder was granted a security interest and other additional rights in connection with our separate account (and related insurance policy), and $1 million is set aside solely to satisfy our jackpot security requirements relating to the Gamblers Bonus Million Dollar Ticket game.

In May 2008, we began a private placement offering of 1,000,000 shares of Series H Convertible Preferred Stock.  We issued 98,500 shares and raised $492,500 when we closed the offering in June 2008.  The shares are convertible into Common Stock Series A at the lower of $2.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

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

A certain portion of the proceeds derived from the sale of Series B Convertible Preferred Stock provides jackpot security for two of our game products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B Convertible Preferred Stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either our Nevada Numbers or Million Dollar Ticket game then, in each case, each holder of Series B Convertible Preferred Stock will have the option, for 90 calendar days from the date the holders of Series B Convertible Preferred Stock are noticed that such funds are no longer being so used, to put to us up to 50% of such holder's Series B Convertible Preferred Stock for $5.00 per share or convert on a one-to-five basis for Common Stock Series A.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On January 18, 2008, because Treasure Island had begun maintaining the required base jackpot bankroll for our Million Dollar Ticket game, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of their ability to exercise the above options. The holders of Series B Convertible Preferred Stock had until April 17, 2008, to make their decision.  During the six months ended June 30, 2008, holders of 27,500 shares of Series B Convertible Preferred Stock had redeemed their shares at $5 per share for a total redemption of $137,500, and holders of 26,100 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 130,500 shares of Common Stock Series A.  As of June 30, 2008, there were 76,750 shares of Series B Convertible Preferred Stock still outstanding.

Series C Convertible Preferred Stock.  In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.  Holders of Series C Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference, after payment of all existing and future indebtedness and the liquidation preference of Series B and Series F Convertible Preferred Stock, over Series D, Series E, Series G and Series H Convertible Preferred Stock.  In August 2008, the remaining holders of 35,000 shares of Series C Convertible Preferred Stock converted their shares into 175,000 shares of Common Stock Series A.

Series D Convertible Preferred Stock.  In November 2005, we issued 125,000 shares of Series D Convertible Preferred Stock at $2 per share which, after payment of all existing and future indebtedness and the liquidation preference of Series B and Series F Convertible Preferred Stock, have a liquidation preference over Series E, Series G and Series H Convertible Preferred Stock.  In August 2008, the holder of 125,000 shares of Series D Convertible Preferred Stock converted his shares into 125,000 shares of Common Stock Series A.

Series E Convertible Preferred Stock.  Holders of Series E Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series B, Series C, Series D, and Series F Convertible Preferred Stock. Series E and Series G Convertible Preferred Stock are pari passu in liquidation preference. During the six months ended June 30, 2008, we issued 67,000 shares of our Series E Convertible Preferred Stock raising $335,000.  In February 2008, we closed our Series E Convertible Preferred Stock offering with a total of 810,800 shares issued and $4,054,000 raised.

Series F Convertible Preferred Stock.   The holder of Series F Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and before Series B, Series C, Series D, Series E, and Series G Convertible Preferred Stock as to the $1,000,000 jackpot bankroll reserve for our Gamblers Bonus Million Dollar Ticket game.  On May 9, 2008, we issued 200,000 shares of Series F Convertible Preferred Stock which carries a 12% dividend rate which is cumulative and payable fifteen days after the CAMOFI note is paid off.  Series F Convertible Preferred Stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series G Convertible Preferred Stock.   The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series B, Series C, Series D and Series F Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a 12% dividend rate

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

which is cumulative and payable fifteen days after the CAMOFI note is paid off.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series H Convertible Preferred Stock.   The holders of Series H Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series B, Series C, Series D, Series E, Series F and Series G Convertible Preferred Stock. During the second quarter of 2008, we issued 98,500 shares of Series H Convertible Preferred Stock at a price of $5 per share for a total capital raise of $492,500.  The Series H Convertible Preferred offering closed June 21, 2008.  Series H Convertible Preferred stock is convertible into Common Stock Series A at the lower of $2.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Stock Warrants and Options.  We have both a qualified and a non-qualified stock option plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans.  As of June 30, 2008, there were 1,533,900 qualified and 425,000 non-qualified options outstanding. The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the qualified plan is limited to 2,500,000 shares of Common Stock Series A.

 We have, from time to time, granted common stock, warrants and options to employees and others as employment incentives, or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Options to purchase 310,000 shares of Common Stock Series A were issued to officers and directors during the six months ended June 30, 2008. Total compensation cost recognized in operations amounted to $755,076 and $557,319 for the six months ended June 30, 2007 and June 30, 2008 respectively.  Unrecognized costs related to employee stock options and warrants outstanding at June 30, 2008 totaled $279,191 and are expected to be amortized over a weighted average period of three years.

During the first half of 2008, the Company issued 49,755 shares of Common Stock Series A to directors in lieu of board of director fees.

The weighted average exercise price of our outstanding options and warrants at June 30, 2008, was $2.44. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the quarter ended June 30, 2008:

Balance, December 31, 2007	6,174,862
$2.33
Granted	900,000
$3.36
Exercised	(92,659)
$1.17
Forfeited	(395,494)
$3.09
Balance, June 30, 2008	6,586,709
$2.44

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2008, 1,001,343 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at June 30, 2008, is $251,155.

		Weighted
	Non-vested	Average
	Options	Price

Balance, December 31, 2007	515,610	$5.00
Granted	564,000	$3.44
Vested	(139,150)	$(5.00)
Forfeited	(5,950)	$(5.00)
Balance, June 30, 2008	934,510	$4.07

		Weighted
	Non-vested	Average
	Warrants	Price

Balance, December 31, 2007	270,333	$2.85
Granted	0	$0.00
Vested	(195,000)	$(2.91)
Forfeited	(8,500)	$(5.00)
Balance, June 30, 2008	66,833	$2.40

The following table summarizes stock options and warrants outstanding at June 30, 2008, as to number exercisable and average remaining life in years:

			Weighted Average		Weighted Average
	Exercise	Number	Remaining	Number	Remaining
	Price	Outstanding	Life in years	Exercisable	Life in years
Options	$1.00	270,000	1.5	270,000	1.5
	$2.00	460,000	5.0	158,500	5.0
	$3.00	100,900	1.7	100,900	1.6
	$4.55	30,000	1.2	30,000	1.2
	$5.00	1,123,000	4.2	489,990	4.1

Warrants	$1.00	535,000	1.3	491,500	1.2
	$1.48	2,675,000	2.8	2,675,000	2.8
	$1.50	30,000	4.8	30,000	4.8
	$2.00	195,000	2.1	195,000	2.5
	$2.10	23,809	2.4	23,809	2.4
	$3.00	854,000	2.6	854,000	2.4
	$4.00	100,000	1.6	100,000	1.6
	$4.55	40,000	0.4	40,000	0.4
	$5.00	150,000	2.7	126,667	2.5
		6,586,709	2.9	5,585,366	2.3

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

There are 1,001,343 options and warrants that have been issued but have not vested.  Of these options and warrants 111,466 will vest in 2008, 419,557 in 2009, 378,570 in 2010 and 91,750 in 2011.

9.  Concentration, commitments and contingencies:

Concentration.  Historically, we have depended on relatively few suppliers for components and programming for certain of our games.  However, this dependence has been substantially mitigated as a result of acquisitions, mostly in 2003, and we believe that such other suppliers are sufficiently available so that any disruption of service would be brief and not have a material adverse effect on our business financial condition, or results of operations.  From time to time, we have cash on deposit that is in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments.

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

In 2004, we entered into an employment agreement with John English to serve as our Senior Vice President in charge of strategic business development through August 14, 2009, subject to early termination under certain conditions.  Pursuant to the agreement, Mr. English is paid a base salary of $200,000, with automatic annual raises and possible bonus payments.  In addition, as part of his compensation, Mr. English was granted warrants to purchase 250,000 shares of Common Stock Series A that are exercisable at $1.00 per share and vest annually at a rate of 20% per year beginning on August 10, 2004.  Under the agreement Mr. English is prohibited from competing with us during the term of the agreement and for one year following termination of the agreement.  From November 2005 through June 2006, Mr. English also served as our Chief Strategic Officer.  Although Mr. English resigned as an executive officer in June 2006, he remained as our Senior Vice President in charge of gaming development.

We have agreed to severance arrangements with all executive officers that provide for the payment of six months of base salary following termination of employment for other than cause which amounts to $507,000 of financial commitment.

Technology License Fees. We are obligated to pay AdLine Network, LLC, in cash, a 5% royalty or license fee based on net revenue (defined as gross revenue less the theoretical cost of any pay-outs) derived from the purchased rights for “at home” wagering as long as the agreement remains in effect.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Games Bingo (in some circumstances), and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate our liability for progressive jackpots at December 31, 2007 and June 30, 2008, and related assumptions:

December 31, 2007
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 7.25% discount rate, the prevailing prime rate	$2,786,153
Present value at 7.25% of the progressive jackpot meter for Nevada Numbers	13,446
Less portion insured through conventional insurers	(2,900,000)
Other games	475,909
$375,508

June 30, 2008
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 5% discount rate, the prevailing prime rate	$3,271,330
Present value at 5% of the Nevada Numbers increase to the progressive jackpot meter	43,967
Less portion insured through conventional insurers	(2,900,000)
Other games	430,842
$846,139

Leases.  We lease office and warehouse space under various non-cancelable operating leases expiring through 2013.  The lease agreements require us to pay monthly base rent plus common area maintenance charges.  Future minimum lease payments under the leases by calendar year are:

2008	$224,254
2009	183,921
2010	179,115
2011	158,068
2012	141,986
2013	47,745
$935,089

Legal Matter.  On September 12, 2007, International Game Technology (IGT) filed a lawsuit against us alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT is seeking injunctive and monetary relief in the case, including treble damages and profits,

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.  On November 16, 2007, the Court denied IGT’s motion for preliminary injunction, finding that IGT had not shown a likelihood of success or raised serious questions as to its derivative works claim or other infringement claims. Discovery continued on this lawsuit through May 2008.  Management does not believe the IGT Complaint to be meritorious, and is defending the lawsuit vigorously.   On June 12, 2008, IGT and LVGI jointly filed a “stay” of the lawsuit and began settlement negotiations.  Nevertheless, management has made no provision for this matter as it is unable to estimate the minimum loss, if any, to be incurred by the Company as a result of its ultimate outcome.

On July 17, 2008, we executed an agreement (the “Agreement”) with IGT whereby IGT advanced $1,500,000 to us to fund working capital needs; provided, that we will not use such funds in any manner to advance the pending litigation with IGT.  Pursuant to the Agreement as subsequently amended, if we do not execute definitive agreements with IGT concerning the potential settlement of the litigation (the “Potential Settlement”) by August 19, 2008, then on October 30, 2008, we will issue to IGT 750,000 shares of common stock and IGT will have a first right of refusal to take an exclusive license from us to any and all patents owned or controlled by us which have one or more claims covering our PlayerVision related hardware and firm ware.  The first right of refusal will be automatically effective on October 30, 2008 and continue thereafter, with the terms of the exclusive license to be negotiated.  Until it is determined whether IGT will have the first right of refusal, we may not license our PlayerVision technology and patents to any third party, other than end users and operators.  If IGT receives the first right of refusal, we may not abrogate IGT’s right by licensing to third parties prior to IGT exercising its first right of refusal.  In lieu of issuing the common stock and granting the first right of refusal, we will have the option of paying IGT $1,525,000 in immediately available funds on or before October 29, 2008.

The Agreement was entered into pursuant to a non-binding term sheet (the “Term Sheet”), which we executed with IGT on July 17, 2008 concerning the Potential Settlement.  The Potential Settlement involves potential licenses of intellectual property and products, software development and access to intellectual property, and a potential investment by IGT in us.  The Term Sheet was executed as a negotiation aid, and its terms are not binding on either us or IGT.  There is no assurance that we will negotiate, execute and deliver binding agreements with IGT with respect to the Potential Settlement.

Noncompliance with Gaming Regulation.  Adopted amendments to Regulation 5.115 of the Nevada Gaming Commission, as amended on November 18, 1999, allow licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided that the licensee complies with certain financial monitoring and reporting requirements as follows: 1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and in the past have been successful in presenting an alternative plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  In our ten-year history, all of our jackpot liabilities have been paid by us or through insurance coverage, and we have no reason to believe that it will not continue to be the case in the future.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a company is not in compliance with the foregoing financial ratios but has not made any such demand to date.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In July, 2008, we received two “Orders to Show Cause” from the Nevada Gaming Control Board.  One order dealt with deficiencies in financial requirements as to 1) resources in restricted accounts; 2) current ratio or working capital; 3) interest coverage ratios or debt to EBITDA ratio; and 4) bankroll.  The second order dealt with deficiencies in filing timely reports with the Nevada Gaming Control Board as to new hires and termination of personnel.  We have filed responses to these orders as to how these matters have been or will be cured.  We do not know and we are unable to estimate at the present time whether there will be any adverse consequences as a result of these “Orders to Show Cause.”

10. Income taxes:

As of June 30, 2008, net operating loss carryovers for federal income tax reporting purposes total approximately $35.0 million and expire between 2013 and 2025. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not.  Therefore, the related deferred tax asset of $12.25 million has been effectively reduced by a 100% valuation allowance.  In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes described in Internal Revenue Code Section 382.

In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109, (FIN 48).  The adoption of FIN 48 did not have a material impact on the Company’s financial statements, its net operating loss carryovers or related deferred tax assets or valuation allowances.

11. Segment Information:

We conduct our operations in three primary business segments: “Casino Games,” “Products” and “Other.” The “Casino Games” segment generates income from three games in 25 casinos in Nevada and another 14 outside Nevada and from a fourth one launched on April 14, 2008, Gamblers Bonus Million Dollar Ticket, which is in approximately 110 bars and convenience stores in Nevada.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.
	Six months ended June 30,
	2007	2008
Revenue
Casino Games	$863,175	$1,159,507
Product Sales	744,450	673,369
Other	735,548	477,890
	$2,343,173	$2,310,766

Operating income (loss)
Casino Games	$275,625	$(161,322)
Product Sales	249,869	355,171
Other	67,071	(105,836)
Unallocated	(4,089,392)	(4,489,276)
	$(3,496,827)	$(4,401,263)

Identifiable assets		June 30, 2008
Casino Games		$3,802,910
Product Sales		332,849
Other		366,874
Unallocated		2,275,926
		$6,778,559

Identifiable assets of $6,778,559 at June 30, 2008, included recorded goodwill of $955,277 that relates to the Project Sales segment from prior acquisitions.

	Six months ended June 30,
Capital expenditures	2007	2008
Casino Games	$139,496	$31,177
Product Sales	1,508	0
Other	30,538	56,726
Unallocated	45,358	24,093
	$216,900	$111,996

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of revenue from PlayerVision during the first quarter of 2009 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward looking statements, including any adverse judgment, ruling or order in our current litigation with IGT or a failure to obtain a settlement of such litigation with IGT and those additional risks discussed herein and elsewhere in our Form 10-KSB for the year ended December 31, 2007.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  These historical financial statements may not be indicative of our future performance.

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

By the third quarter of 2007, we substantially completed the development of our PlayerVision system, including the first four modules to be offered through our PlayerVision system:  AdVision, PlayerVision TV, NumberVision and WagerVision.  In terms of the sales and marketing of our PlayerVision system, we introduced our PlayerVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada initially during the fourth quarter of 2006 and again in 2007.  We displayed our PlayerVision system at the International Casino Exhibition in London, England in January 2007 and 2008, the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007 and in April, 2008, and the Southern Gaming Show in Biloxi, Mississippi in May 2007 and 2008.  We have received gaming regulatory approval from Nevada with respect to AdVision and PlayerVision TV, and we have received approval from Gaming Laboratories International, or GLI, with respect to AdVision, PlayerVision TV and NumberVision.  We hope to receive approval from the Nevada gaming regulators for WagerVision and NumberVision by the end of the third quarter of 2008.  Following the Nevada approval of WagerVision and NumberVision, we expect to beta test these applications for 30 days at Treasure Island in Las Vegas. With GLI approval, we expect to launch NumberVision applications in various casinos in Oregon and Arizona in the fourth quarter of 2008.

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

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, we anticipate beginning to realize revenue from our PlayerVision system during the first quarter of 2009 that would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would be from the installation of AdVision, PlayerVision TV, WagerVision, and NumberVision at various casino locations in the United States and elsewhere.  We expect that any revenue derived from CBS wagering opportunities offered through the WagerVision/CBS module will be shared with CBS.

We expect to continue for the calendar year 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development, and we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system and in negotiating a settlement with and defending the lawsuit from IGT, we expect to continue to rely on funds from third party financing sources, the $1.5 million advance from IGT, in addition to funds from operations, to sustain our operations in 2008.  See discussion in “Liquidity and Capital Resources – Outlook” below.

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

 Our intangible assets consist of key patents and technology rights with a five year life related to PlayerVision which went to market for the first time during the fourth quarter of 2007.  We recorded no goodwill impairment charges during the six months ended June 30, 2008 and 2007.

Income Taxes

We have provided a full valuation allowance for the tax effects of our net operating losses at June 30, 2008 and 2007.  We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.  Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for 2007, based on its evaluation, management determined that FIN 48 did not have a material effect on our financial statements or either our net operating loss carryovers or the related deferred tax assets or valuation allowance.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS No. 157 is effective now for financial asset and liabilities, if any, carried at fair value, and SFAS No. 159 now provides an option to carry other assets and liabilities at fair value for us beginning with financial statements issued for 2008.  SFAS No. 157 becomes effective for us for nonfinancial assets and liabilities carried at fair value if any, beginning in 2009.  However, since we do not have, nor do we plan for the foreseeable future, to carry any assets or liabilities at fair value, we do not currently expect any effects of adopting SFAS Nos. 157 and 159 on our future financial position, results of operations and operating cash flows.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, which establishes new accounting for the noncontrolling interest in a subsidiary, including a consolidated variable interest entity, and requires that a parent recognize a gain or loss when a subsidiary is deconsolidated and measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 will be effective for 2009, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries with noncontrolling interests (other than one inactive and immaterial subsidiary), we currently expect that SFAS 160 will not have an effect on our future financial position, results of operations and operating cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities -- an Amendment of SFAS 133. SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on January 1, 2009, and the effect on our financial statements will be limited to requiring certain additional limited disclosures, if any.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Revenue.  Casino games revenue for the three months ended June 30, 2008, increased $184,000 or 42.6%, to $616,000 from $432,000 for the three months ended June 30, 2007. The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $66,000.  In addition we launched our Gamblers Bonus Million Dollar Ticket in April 2008 which generated $121,000 of new revenue.

Product sales for the three months ended June 30, 2008, increased by $17,000 to $349,000 or 5.1% from $332,000 for the three months ended June 30, 2007. Keno equipment sales amounted to $86,000 for the three months ended June 30, 2008 compared to $15,000 during the three months ended June 30, 2007, an increase of $71,000. This increase in Keno equipment sales was offset by a $69,000 decrease in bingo equipment and supplies during the three months ended June 30, 2008, compared to the same period in the prior year due to the loss of several customers once we stopped distributing bingo electronics.  PlayerVision sales of $11,000 for the three months ended June 30, 2008 compared to $0 in the prior year.

Other revenue for the three months ended June 30, 2008, declined by $116,000 or 36.2%, to $206,000 from $322,000 for three months ended June 30, 2007.  Revenue from Keno route and participation agreements decreased from $166,000 for the three months ended June 30, 2007 to $54,000 for the three months ended June 30, 2008, as we closed our Keno route business on February 29, 2008 due to renovation at one of our key customer locations. We will restart the Keno route operations in August at two to three locations where we previously had two locations.

Costs and Expenses.  Cost and expenses of casino games for the three months ended June 30, 2008, increased by $287,000 or 108.3%, to $552,000 from $265,000 for the three months ended June 30, 2007. The increase resulted primarily from the decline in the prime rate of interest which increased our bankroll requirement by $172,000.  In addition, games salaries increased by $35,000 for the three months ended June 30, 2008 compared to June 30, 2007 as we hired a business unit leader for bingo in February, 2008.  Our jackpot expense for Super Coverall Bingo increased by $48,000 for the three months ended June 30, 2008 compared to the same period in 2007 consistent with our increase in this game’s revenue.

Product costs and expenses for the three months ended June 30, 2008, decreased $41,000 or 20.0% to $166,000 from $207,000 for the three months ended June 30, 2007.  Gross margin increased to 51.8% for the three months ended June 30, 2008 compared to 37.8% for the three months ended June 30, 2007 as we had higher margin Keno Optima system sales than normal.

Other cost and expenses for the three months ended June 30, 2008, decreased $87,000 to $242,000 from $328,000 for the three months ended June 30, 2007. Gross margin also decreased to (17.0%) for the three months ended June 30, 2008 versus (1.8%) for the three months ended June 30, 2007.

Other Operating Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 increased $290,000 or 19.6% to $1,768,000 from $1,478,000 for the three months ended June 30, 2007. We have decreased our administrative infrastructure through salary reductions of $106,000 during the three months ended June 30, 2008 compared to June 30, 2007.  Consulting and professional fees have increased by $514,000, during the three months ended June 30, 2008 compared to the same period in 2007. The increase in consulting and professional fees is primarily related to consulting costs for money raising and legal fees incurred in defending the IGT lawsuit. Advertising and promotion has decreased by $50,000 as we reduced advertising costs to promote PlayerVision during the three months ended June 30, 2008 compared to the same period in the prior year.

Research and development costs for the three months ended June 30, 2008 have increased by $137,000 or 52.5% to $397,000 from $261,000 for the three months ended June 30, 2007 due to the addition of three engineers to our staff.

Depreciation and amortization for the three months ended June 30, 2008, decreased $5,000 or 2.2%, to $211,000 from $216,000 for the three months ended June 30, 2007, as a result of only $55,000 of capital expenditures during the three months ended June 30, 2008.

 Finance Costs. Finance costs for the three months ended June 30, 2008, increased $191,000 or 49.1% to $580,000 from $389,000 for the three months ended June 30, 2007. The increased finance costs related to the recording of the fair value of the derivative liability and the increased finance cost from the debt modifications to the CAMOFI note in 2007 and May 2008.

 Interest and Other Income. Interest and other income for the three months ended June 30, 2008 decreased by $108,000 or 300%, to $(71,000) from $36,000 for the three months ended June 30, 2007. The decrease was a result of lower cash balances outstanding and loss in fair value incurred on our marketable securities.

 Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Revenue.  Casino games revenue for the six months ended June 30, 2008, increased $296,000 or 34.3%, to $1,160,000 from $863,000 for the six months ended June 30, 2007. The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $195,000 offset by a decline in Nevada Numbers of $10,000 and a decline in Million Dollar Ticket revenue of $13,000.  In addition we launched our Gamblers Bonus Million Dollar Ticket in April 2008 which generated $121,000 of new revenue.

Product sales for the six months ended June 30, 2008, decreased by $71,000 to $673,000 or 9.6% from $744,000 for the six months ended June 30, 2007. Keno equipment sales amounted to $182,000 for the six months ended June 30, 2008, compared to $94,000 during the six months ended June 30, 2007, an increase of $88,000. This increase in Keno equipment sales was offset by a $155,000 decrease in bingo equipment and supplies during the six months ended June 30, 2008 compared to the same period in the prior year due to the loss of several customers once we stopped distributing bingo electronics.

Other revenue for the six months ended June 30, 2008, declined by $258,000 or 35.1%, to $478,000 from $736,000 for the six months ended June 30, 2007. Bingo electronics revenue decreased from $70,000 for the six months ended June 30, 2007 to $0 for the six months ended June 30, 2008, as we lost our bingo electronics distributor agreement early in 2007. Revenue from Keno route and participation agreements decreased from $325,000 for the six months ended June 30, 2007 to $164,000 for the six months ended June 30, 2008, as we closed our Keno route business on February 29, 2008 due to renovation at one of our key customer locations. We will restart the Keno route operations in August 2008 at two to three locations where we previously had two locations.

Costs and Expenses.  Cost and expenses of casino games for the six months ended June 30, 2008, increased by $733,000 or 124%, to $1,321,000 from $588,000 for the six months ended June 30, 2007. The increase resulted primarily from the decline in the prime rate of interest which increased our bankroll requirement by $501,000.  In addition, games salaries increased by $71,000 for the six months ended June 30, 2008 compared to June 30, 2007 as we hired a business unit leader for bingo in February 2008.  Our jackpot expense for Super Coverall Bingo increased by $96,000 for the six months ended June 30, 2008 compared to the same period in 2007 consistent with our increase in this game’s revenue.

Product costs and expenses for the six months ended June 30, 2008, decreased $177,000 or 35.6% to $318,000 from $495,000 for the six months ended June 30, 2007.  Gross margin increased to 52.7% for the six months ended June 30, 2008 compared to 33.6% for the six months ended June 30, 2007 as we had higher margin Keno Optima system sales than normal.

Other cost and expenses for the six months ended June 30, 2008, decreased $84,000 to $584,000 from $668,000 for the six months ended June 30, 2007. Gross margin also decreased to (22.2%) for the six months ended June 30, 2008 versus 9.1% for the six months ended June 30, 2007 due to lost profits from the bingo electronics distribution agreement being canceled, and additional salaries of $15,000.

Other Operating Expenses. Selling, general and administrative expenses for the six months ended June 30, 2008 increased $232,000 or 7.4% to $3,362,000 from $3,130,000 for the six months ended June 30, 2007. We have decreased our administrative infrastructure through salary reductions of $191,000 during the six months ended June 30, 2008 compared to June 30, 2007.  Board compensation was reduced by $102,000 during the six months ended June 30, 2008 compared to the same period in the prior year due to a board promotion that cost $100,000 in the prior year. In addition, consulting and professional fees have increased by $739,000, during the six months ended June 30, 2008 compared to the same period in 2007. The increase in consulting and professional fees is primarily related to consulting costs for money raising and legal fees incurred in defending the IGT lawsuit. Advertising and promotion has decreased by $118,000 as we reduced advertising costs to promote PlayerVision during the six months ended June 30, 2008 compared to the same period in the prior year.

Research and development costs for the six months ended June 30, 2008 have increased by $114,000 or 19.5% to $699,000 from $585,000 for the six months ended June 30, 2007 due to the addition of three engineers to our staff.

Depreciation and amortization for the six months ended June 30, 2008, decreased $3,000 or ..7%, to $429,000 from $432,000 for the six months ended June 30, 2007, as a result of only $112,000 of capital expenditures during the six months ended June 30, 2008.

 Finance Costs. Finance costs for the six months ended June 30, 2008, increased $248,000 or 28.4% to $1,122,000 from $875,000 for the six months ended June 30, 2007. The increased finance costs related to the recording of the fair value of the derivative liability and the increased finance cost from the debt modifications to the CAMOFI note in 2007 and May 2008.

 Interest and Other Income. Interest and other income for the six months ended June 30, 2008 decreased by $190,000 or 191.9%, to $(91,000) from $99,000 for the six months ended June 30, 2007. The decrease was a result of lower cash balances outstanding and loss in fair value incurred on our marketable securities.

Liquidity and Capital Resources

Cash

As of June 30, 2008, we had no cash, reflecting a $489,000 decrease from December 31, 2007 resulting primarily from the net cash outflows discussed below.

Cash Flows

Cash used in operating activities amounted to $2,079,000 for the six months ended June 30, 2008 primarily because of the foregoing revenue decreases and expense increases.  Investing activities consisted principally of cash outflows in connection with $112,000 of capital expenditures for reasons discussed below.  Our cash flows from financing activities in the six months ended June 30, 2008 consisted principally of inflows of $335,000 of new capital from the sale of Series E Convertible Preferred Stock, $100,000 for exercise of options and warrants to purchase shares of Common Stock Series A, $110,000 for the sale of Common Stock Series A to employees, $1,750,000 from the sale of Series F and G Convertible Preferred Stock, and 492, 500 from the sale of Series H Convertible Preferred Stock.

Capital Expenditures

Capital expenditures decreased by $105,000 for the six months ended June 30, 2008 compared to the same period in the prior year due to our present cost reduction program.  For 2008, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $15 million of PlayerVision Control Units for the rollout of our PlayerVision System.

We believe that we will be able to pay for these capital expenditures from our existing cash balances, from funds generated from future operations, third party financing and/or the establishment of a master equipment lease agreement with financing sources that we have used in the past.

Sources of Capital

We have traditionally relied on various forms of third-party financing in order to sustain our operations.  In 2008, we have raised $335,000 from the private placement of Series E Convertible Preferred Stock which closed in late February, 2008. We have raised $210,000 through the sale of Common Stock Series A to employees and through the exercise of options and warrants. In February 2008 we received a noninterest bearing advance from a shareholder of $250,000.  On May 7, 2008, we entered into a subscription agreement with this same shareholder pursuant to which the shareholder purchased 200,000 shares of Series F Convertible Preferred Stock for $5 per share and 150,000 shares of Series G Convertible Preferred Stock for $5 per share for an aggregate purchase price of $1,750,000.  The proceeds of the Series F Convertible Preferred Stock were used to fund the $1,000,000 jackpot bankroll for the Gamblers Bonus Million Dollar Ticket which launched on April 14, 2008.  The proceeds of the Series G Convertible Preferred Stock were used for general operating purposes, and the advance of $250,000 was offset against the Series G purchase price.  As an incentive to enter into these transactions, the Company issued the shareholder 500,000 shares of Common Stock Series A with the right to receive additional shares if the Company’s common stock, as a result of a qualified financing, commences trading at less than $5 per share, in which case the shareholder will receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  In addition, the shareholder was granted a security interest and other additional rights in connection with our separate account (and related insurance policy) in which $1 million is reserved solely to satisfy our jackpot security requirements relating to the Gamblers Bonus Million Dollar Ticket game.

In May and June 2008, we raised $492,500 from the private placement of 98,500 shares of Series H Convertible Preferred Stock for $5 per share.  The offering was closed in late June 2008.

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

We were in compliance with all loan covenants at June 30, 2008.  With respect to the issuance and sale of Series F, Series G, and Series H Convertible Preferred Stock (see Note 8 “Stockholders’ Equity” to Financial Statements), CAMOFI verbally waived non-compliance of any provisions in its loan documents restricting us from effecting such transactions, including with respect to (a) the issuance of any securities (i) convertible into shares of common stock based upon trading prices at any time after the issuance of such securities, or (ii) that grant to an investor the right to receive additional shares based upon future transactions on terms more favorable than those granted to such investor in such offering; and (b) the granting of a security interest in assets pledged to CAMOFI.  Although the agreement with CAMOFI provides that waivers must be in writing, the Company believes that, notwithstanding any issue as to whether such waiver is legally binding, the verbal waiver represents CAMOFI’s intent to allow the sales of the Series F, Series G, and Series H Convertible Preferred Stock and not to take the position that the sales resulted in an Event of Default under the CAMOFI loan documents.

Outlook

We expect to continue for at least the calendar year 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development.  We expect to also have ongoing costs in defending the lawsuit from IGT or in negotiating the potential settlement of such lawsuit.  Accordingly, we expect to continue to rely on funds from third party financing sources, the $1.5 million advance from IGT, in addition to funds from operations, to sustain our operations in 2008.  We believe that this cash will be sufficient to fund our anticipated working capital requirements and our business expansion plans for at least the next year.  However, we cannot provide assurance that we will be successful in completing or obtaining any additional financing or be able to settle the litigation with IGT by August 19, 2008, or at all.  Failure to complete or obtain additional financing or a failure to reach definitive agreements to settle the litigation with IGT will likely have a material adverse effect on our financial conditions and business operations.

 Although gaming revenues in Nevada for the first half of 2008 are down, we believe that our PlayerVision system will provide casinos with an additional revenue source without any upfront capital expenditure.  Other than the insignificant revenue realized from our early adoption agreements, we do not expect to begin to realize revenue from our PlayerVision system until the first quarter of 2009.  We cannot provide assurance that the market will accept our PlayerVision system.  Any failure by us to obtain approval of NumberVision and/or WagerVision, or to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash position and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, a failure to prevail in our trademark and copyright litigation with IGT or negotiate a settlement agreement with IGT, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

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

Off Balance Sheet Financing Arrangements

We have operating leases totaling $935,089 that have the following payment schedule by calendar year: $224,254 in 2008, $183,921 in 2009, $179,115 in 2010, $158,068 in 2011, $141,986 in 2012, and $47,745 in 2013.

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

Item 4T.  Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2008.  As a part of its evaluation, management took into account the material weaknesses (discussed below) in the Company’s disclosure controls and procedures identified by management for the year ended December 31, 2007.  The Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2008, the end of the period covered by this report, the Company’s disclosure controls and procedures were still not effective due to the material weaknesses discussed below,  a late Form 8-K filed on January 24, 2008, which should have been filed in December 2007, a late Form 10-KSB filed on April 16, 2008, which should have been filed by April 15, 2008, a late Form 8-K filed on May 13, 2008, which should have been filed by May 8, 2008, a late Form 8-K filed on May 14, 2008, which should have been filed by May 13, 2008, a late Form 8-K filed on July 28, 2008 which should have been filed by July 23, 2008, and our failure to timely file reports with Nevada Gaming Regulators as to new hires and termination of personnel.

As disclosed in the Company’s December 31, 2007 Form 10-KSB, the errors that occurred in our financial reporting and in our accounting for certain complex accounting transactions in 2005, 2006 and 2007 were the result of material weaknesses in our accounting controls.  In the past, we have not completed an SEC and GAAP disclosure checklist as part of our internal control procedures, and we have had insufficient oversight of the chief financial officer.  In addition, our equity shares in our financial records for 2007 were not reconciled with our transfer agent’s share ledger on a timely basis.

Management believes that we have addressed or are addressing these material weaknesses in internal control over financial reporting with respect to the current and future periods (1) by hiring Bruce Shepard, a former audit partner with PricewaterhouseCoopers LLP, as our chief financial officer on August 1, 2006, (2) by requiring the completion of a detailed SEC and GAAP disclosure checklist in connection with our financial closing process at the end of each interim quarter and at the end of the year, (3) by holding an audit committee meeting prior to each annual and quarterly report being filed with the SEC, (4) by having a detailed cold review of our financial statements and notes thereto performed by another independent accounting firm prior to filing each annual and quarterly report with the SEC and reporting the results of that cold review to the audit committee, (5) by subscribing to an online accounting reference service, and (6) by assigning responsibility for regular reconciliation of our equity shares to the transfer agent ledger to a full-time accounting staff person.  All of the above procedures were implemented prior to the filing of this report, except that we did not hold a separate audit committee meeting prior to the filing of this report and we have not yet assigned the responsibility of reconciling our equity shares with the transfer agent ledger to a full-time accounting staff person due to limited accounting resources.  With respect to disclosure controls and procedures relating to timely filing of Form 8-Ks, management plans to train its compliance officer in, and assign him the responsibility of, identifying the events requiring Form 8-K reports, and develop procedures for communications on a timely basis between him and the person in management who has sufficient knowledge of the information necessary to make these disclosure determinations.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the remediation plans not yet implemented as described above to address our material weaknesses.  Other than as described above, there have not been any other changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

For a description of our legal proceedings, see “Legal Matter” in Note 9 contained in our “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.   Risk Factors.

Not required.

Item 2.     Unregistered Sales of Equity Securities.

During the quarter ended June 30, 2008, we issued an aggregate of 530 shares of Common Stock Series A as a result of the exercise of outstanding stock options and warrants.  Additionally, we issued 111,500 shares of Common Stock Series A pursuant to the conversion, on a one-to-five basis, by the holders of 22,300 shares of Series B Convertible Preferred Stock.  We also issued 61,500 shares of Common Stock Series A for salaries, bonuses, and board of director fees.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuances did not involve a public offering.

In April 2008, we issued warrants to purchase 30,000 shares of Common Stock Series A with a five-year life and an exercise price of $1.50 per share to consultants for capital raising services.  We also issued options to purchase 10,000 shares of Common Stock Series A with a five-year life and an exercise price of $2.00 per share for a short-term advance of $1,000,000 which was subsequently paid back.  These warrants and options are fully vested.  We also issued options to purchase a total of 450,000 shares of Common Stock Series A to four employees, all with an exercise price of $2.00 per share, a three-year vesting schedule and a five-year life.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuances did not involve a public offering.

In June 2008, we issued 27,000 shares of Commons Stock Series A for human resource consulting services.  We also issued 5,000 shares of Common Stock Series A for a short-term advance of $200,000 which was subsequently paid back.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In addition to the sale of 65,000 shares of Series H Convertible Preferred Stock disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, during the quarter ended June 30, 2008, we sold 33,500 shares of Series H Convertible Preferred Stock for an aggregate purchase price of $167,500.  The shares of Series H Convertible Preferred Stock were issued pursuant to exemption from registration provided by Rule 506 of the Securities Act and Section 4(2) of the Securities Act.  The private placement of Series H Convertible Preferred Stock was closed in June 2008 with a total of 98,500 shares sold for an aggregate purchase price of $492,500.  We did not pay commission on the sale of any shares of Series H Convertible Preferred Stock.

Item 3.    Defaults Upon Senior Securities.

See Note 7 “Debt” to Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

On August 15, 2008, we entered into an amendment of the agreement dated July 17, 2008, with IGT, extending the date by which we must enter definitive agreements with IGT concerning the potential settlement of pending litigation from August 15, 2008 until August 19, 2008.  No other provisions of the Agreement were amended.  The agreement and the amendment are attached hereto as Exhibits 10.5 and 10.6, respectively.

Item 6.    Exhibits

The exhibits to this Form 10-Q are listed in the Exhibit Index to this Form 10-Q and are incorporated by reference herein.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date:	August 19, 2008	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2008	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description	Page
10.1	Amended and Restated Senior Secured Convertible Note with Original Issue date of March 31, 2006 in favor of CAMOFI Master LDC
10.2	Amended and Restated Registration Rights Agreement dated April 30, 2008 between registrant and CAMOFI Master LDC
10.3	First Amendment to Security Agreement dated April 30, 2008 between registrant and CAMOFI Master LDC
10.4	First Amendment to Subsidiary Guarantee dated April 30, 2008 between registrant and CAMOFI Master LDC
10.5	Agreement dated July 17, 2008 between registrant and International Game Technology
10.6	First Amendment to Agreement dated August 15, 2008 between registrant and International Game Technology
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002