Form 10-Q
period 2008-09-30
LAS VEGAS GAMING INC
filed 2008-11-19
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:	14,019,590 shares of Common Stock Series A, $.001 par value, as of September 30, 2008

____________________________________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks.  This report may contain trademarks and trade names of other parties, corporations, and organizations.

- i -

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.
LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2007	September 30, 2008
ASSETS		(unaudited)
Current assets
Cash	$489,262	$351,444
Investment in marketable securities	87,881	45,438
Accounts receivable, net of allowance of $708 and $5,245	567,186	538,397
Inventories	1,161,707	1,115,003
Prepaid expenses, deposits and other	149,596	563,296
Jackpot reserve deposits	276,012	1,574,652
	2,731,644	4,188,230

Equipment and software, net of accumulated depreciation of $1,565,560 and $1,527,309	1,033,349	904,839

Other assets
Goodwill	955,277	955,277
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $1,098,867 and $1,460,890	1,317,369	955,346
Other	884,350	115,776
	$6,921,989	$7,119,468
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Advances from stockholders		$2,100,000
Accounts payable and accrued expenses	$1,453,525	2,455,296
Current portion of long-term debt	787,550	632,842
Progressive jackpot liability	375,508	936,426
	2,616,583	6,124,564

Long-term debt	5,940,925	7,088,956
Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 130,350 and 52,000 shares issued and outstanding	651,750	260,000

Stockholders' equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series C: 35,000 and 0 shares issued and outstanding	35	-
Series D: 125,000 and 0 shares issued and outstanding	125	-
Series E: 743,800 and 810,800 shares issued and outstanding	744	811
Series F: 200,000 shares issued and outstanding	-	200
Series G: 150,000 shares issued and outstanding	-	150
Series H: 98,500 shares issued and outstanding	-	99
Common stock (including Series A): $.001 par, 90,000,000 shares authorized, 12,562,653 and 14,019,590 shares issued and outstanding	12,563	14,020
Additional paid-in capital	26,497,097	30,393,359
Less due from officers and stockholders	(235,414)	(182,826)
Deficit	(28,562,419)	(36,579,865)
	(2,287,269)	(6,354,052)
	$6,921,989	$7,119,468
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008 (UNAUDITED)

	2007	2008
Revenues
Casino games	$439,954	$709,195
Product sales	633,285	254,369
Other	320,246	238,393
	1,393,485	1,201,957

Costs and expenses
Casino games	(201,851)	519,682
Product costs	285,360	133,112
Other	330,913	304,652
	414,422	957,446

Gross operating income	979,063	244,511

Other operating expenses
Selling, general, and administrative	1,497,636	1,502,973
Research and development	209,713	371,517
Depreciation and amortization	207,039	200,137
	1,914,388	2,074,627

Operating loss	(935,325)	(1,830,116)

Other income (expense)
Finance costs	(323,607)	(490,440)
Interest income and other	28,505	2,233

Net loss	(1,230,427)	(2,318,323)
Provision for cumulative preferred dividends	-	(52,500)
Net loss attributed to common stockholders	$(1,230,427)	$(2,370,823)

Net loss per share attributed to common stockholders	$(0.10)	$(0.17)

Weighted average shares outstanding	11,929,403	13,689,403

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008 (UNAUDITED)

	2007	2008
Revenues
Casino games	$1,303,129	$1,868,701
Product sales	1,377,735	927,738
Other	1,055,794	716,283
	3,736,658	3,512,722

Costs and expenses
Casino games	385,699	1,840,511
Product costs	779,941	451,310
Other	999,390	888,378
	2,165,030	3,180,199

Gross operating income	1,571,628	332,523

Other operating expenses
Selling, general, and administrative	4,570,312	4,865,008
Research and development	794,383	1,070,057
Depreciation and amortization	639,084	628,846
	6,003,779	6,563,911

Operating loss	(4,432,151)	(6,231,388)

Other income (expense)
Finance costs	(1,198,361)	(1,612,902)
Interest income and other	127,233	(89,156)

Net loss	(5,503,279)	(7,933,446)
Provision for cumulative preferred dividends	-	(84,000)
Net loss attributed to common stockholders	$(5,503,279)	$(8,017,446)

Net loss per share attributed to common stockholders	$(0.49)	$(0.61)

Weighted average shares outstanding	11,175,256	13,249,905

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, December 31, 2007	-	$35	$125	$744	-	-	-	$12,563	$26,497,097	$(235,414)	$(28,562,419)
Net loss											(7,933,446)
Dividends payable Series F and Series G Convertible Preferred Stock											(84,000)
Exercise of warrants and options								93	108,705	(8,412)
Issuance of warrants									337,470
Other Stock based compensation								255	509,079	52,000
Cash received from employees and stockholders										9,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A								254	253,996
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(35)						175	(140)
Conversion of Series D Convertible Preferred Stock to Common Stock Series A			(125)					125
Sale of Series E Convertible Preferred Stock				67					334,933
Sale of Series F Convertible Preferred Stock					200				639,872
Sale of Series G Convertible Preferred Stock						150			479,904
Sale of Series H Convertible Preferred Stock							99		492,402
Sale of Common Stock Series A to Employees								55	110,667
Sale of Common Stock Series A								500	629,374
Balances, September 30, 2008	$-	$-	$-	$811	$200	$150	$99	$14,020	$30,393,359	$(182,826)	$(36,579,865)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008 (UNAUDITED)

	2007	2008
Operating activities
Net loss	$(5,503,279)	$(7,933,446)
Marketable security received for licensing fee	23,849	42,444
Depreciation and amortization of equipment and software	277,063	266,462
Loss on disposal of assets	-	72,040
Amortization of debt issuance cost and intangibles	1,101,051	1,653,545
Fair value adjustment of debt derivative liability	(142,544)	(141,307)
Stock-based compensation to employees and consultants	483,994	689,113
Other	32,939	(1,724)
Changes in operating assets and liabilities:
Accounts receivable	(39,130)	28,789
Inventories	(687,681)	64,105
Prepaid expenses, deposits and other	277,057	88,418
Accounts payable and accrued expenses	23,241	1,266,471
Progressive jackpot liability	(807,930)	560,918
Net cash (used in) operating activities	(4,961,370)	(3,344,172)

Investing activities
Purchase of property and equipment	(251,315)	(248,619)
Proceeds from sale of equipment	-	55,250
Jackpot reserve deposits	2,304,474	(1,298,640)
Net cash provided by (used in) investing activities	2,053,159	(1,492,009)

Financing activities
Proceeds from litigation settlements	42,215	-
Repayment of debt	(8,081)	(61,747)
Sale of Series E Convertible Preferred Stock	1,809,000	335,000
Sale of Series F Convertible Preferred Stock	-	640,072
Sale of Series G Convertible Preferred Stock	-	480,054
Sale of Series H Convertible Preferred Stock	-	492,501
Redemption of Series B Convertible Preferred Stock	(179,500)	(137,500)
Advances from stockholders	-	2,100,000
Exercise of warrants and options for common stock	573,623	100,387
Collection of stock subscription receivables	-	9,000
Sale of common stock	-	740,596
Net cash provided by financing activities	2,237,257	4,698,363

Net decrease in cash and cash equivalents	(670,954)	(137,818)
Cash and cash equivalents, beginning of period	1,675,588	489,262
Cash and cash equivalents, end of period	$1,004,634	$351,444

Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	$(879,450)	$254,250
Exercise of stock warrants and options increasing subscriptions receivable	(366,000)	8,412
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	15	35
Conversion of Series D Convertible Preferred Stock to Common Stock Series A	-	125
Exercise of warrants in settlement of accounts payable	257,750
Cost of warrants for debt modification	255,273
Equipment acquired directly with proceeds of new borrowing		34,025
Debt retired through issuance of Common Stock Series A		107,500
Prepayment of lease costs through issuance of Common Stock Series A		106,000
Accrued and prepaid interest added to face amount of note due to debt modification		801,250
Equipment and software transferred to inventories		17,401
Dividends payable Series F and Series G Convertible Preferred Stock		84,000
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our current offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, Million Dollar Ticket and Gamblers Bonus Million Dollar Ticket.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with the largest slot route operation in Nevada.  Although we have recently focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has not had a significant revenue effect on our financial statements to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry.  However, we anticipate these revenues will continue to decline as we focus on our current principal business.

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

The consolidated financial statements include the accounts of our wholly-owned subsidiaries and an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of results to be expected for the year ending December 31, 2008.

3.  Jackpot Reserve Deposits

At December 31, 2007 and September 30, 2008, as required by gaming regulators, we had deposit cash amounts of $276,012 and $1,574,652, respectively, that are restricted for funding our various jackpot-oriented games.

4.  Equipment and Software

Equipment and software consist of the following:

	December 31, 2007	September 30, 2008 (Unaudited)
Software	$422,560	$425,145
Production equipment	1,669,461	1,413,522
Equipment, furniture, and fixtures	463,261	549,854
Leasehold improvements	43,627	43,627
	2,598,909	2,432,148
Less accumulated depreciation and amortization	1,565,560	1,527,309
	$1,033,349	$904,839

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.  Other Intangible Assets

Trademarks, copyrights, patents and technology rights, and other intangible assets consist of the following:

	December 31, 2007	September 30, 2008 (Unaudited)
PlayerVision technology patents	$1,016,236	$1,016,236
PlayerVision technology rights for “at home” wagering	1,400,000	1,400,000
	2,416,236	2,416,236
Less accumulated amortization	1,098,867	1,460,890
	$1,317,369	$955,346

The intangible assets are amortized over their useful lives, which are currently 5 years.  Implementing “at home” wagering is scheduled for 2009, subject to regulatory and third-party approval, following the product roll out of PlayerVision.  Total amortization for other intangible assets amounted to $362,026 for the nine months ended September 30, 2007 and 2008.  The estimated aggregate amortization for the fourth quarter of 2008 and the next five calendar years is as follows:

2008 (4th quarter)	$120,676
2009	482,702
2010	303,307
2011	48,661
2012	-0-
2013	-0-
$955,346

6.  Debt

On May 1, 2008, we amended our financing with CAMOFI Master LOC (CAMOFI) and entered into an Amended and Restated Senior Secured Convertible Note due January 1, 2010, or Note, and an Amended and Restated Registration Rights Agreement, or Registration Rights Agreement, with CAMOFI.  The commitment fees due under the original CAMOFI note on April 1, 2008, July 1, 2008, October 1, 2008, and January 1, 2009 of $131,250 and prior accrued commitment fees were added to the face amount of the Note which increased from $5,250,000 to $6,051,250.  We must also pay commitment fees of $403,417 on January 1, 2009, and $302,563 on July 1, 2009 and January 1, 2010.  The Registration Rights Agreement requires us to file a registration statement with the Securities and Exchange Commission on the earlier of the closing of a Qualified Financing, as defined in the Registration Rights Agreement or April 30, 2009 with the effectiveness date remaining 120 calendar days after the filing date.  The maturity date of the Note was changed from January 1, 2009 to January 1, 2010. We were in compliance with all loan covenants at September 30, 2008.  With respect to the issuance and sale of Series F, Series G and Series H Convertible Preferred Stock (see Note 7), CAMOFI verbally waived non-compliance of any provisions in its loan documents restricting us from effecting such transaction, including with respect to (a) the issuance of any securities (i) convertible into shares of common stock based upon trading prices at any time after the issuance of such securities, or (ii) that grant an investor the right to receive additional shares based upon future transactions on terms more favorable than those granted to such investor in such offering; and (b) the granting of a security interest in assets pledge to CAMOFI.  Although the agreement with CAMOFI provides that waivers must be in writing, the Company believes that, notwithstanding any issue as to whether such waiver is legally binding, the verbal waiver represents CAMOFI’s intent to allow the sale of the Series F, Series G and Series H Convertible Preferred Stock and not to take the position that the sale resulted in an Event of Default under the CAMOFI loan documents.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long – term debt consists of:

	December 31, 2007	September 30, 2008
Debt derivative liability	$1,592,263	$1,450,956
Bridge financing	4,342,345	5,612,197
Settlement due third parties	614,027	614,027
Other notes payable	179,840	44,618
	$6,728,475	$7,721,798
Less amounts due within one year	787,550	632,842
	$5,940,925	$7,088,956

Aggregate scheduled debt maturities are $632,842 in 2009, $7,072,414 in 2010, $7,208 in 2011, and $9,334 in 2012.  See Note 11 for subsequent payoff of CAMOFI note and accrued interest and prepayment penalty on October 24, 2008.

We have received all monies due from a settlement with a customer, and will distribute all monies due except for $107,500 which is due to the prior owners of Imagineering who converted their debt into Common Stock Series A at $2.00 per share or 53,750 shares in March 2008.  See Note 11 for disclosure of related subsequent event.

On September 28, 2008, we received an advance from a shareholder for $600,000.  This advance was paid back on October 24, 2008 (Note 11).  On July 27, 2008, we received a $1.5 million advance from IGT pursuant to settlement negotiations of our lawsuit and a possible investment in our Company.  This advance was converted to equity as part of IGT’s total investment in Series I Convertible Preferred Stock of $11.5 million on October 24, 2008 (see Note 11).

7.  Stockholders' Equity

From  time to time, we issue shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), either pursuant to Section 3(a)(9) of the Securities Act, Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions.  For the nine months ended September 30, 2008, we issued 92,659 shares of Common Stock Series A as a result of the exercise of options and warrants.  Additionally, we issued 254,250 shares of Common Stock Series A pursuant to the conversion of 50,850 shares of Series B Convertible Preferred Stock.  During the nine months ended September 30, 2008, we also issued 307,996 shares of Common Stock Series A for salaries, bonuses, services, and board of director fees and 500,000 shares of Common Stock Series A as part of our sale of Series F and Series G Convertible Preferred Stock.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In May, 2008, we began a private placement offering of 1,000,000 shares of Series H Convertible Preferred Stock.  We issued 98,500 shares and raised $492,500 when we closed the offering in June, 2008.  The shares are convertible into Common Stock Series A at the lower of $2.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

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

A certain portion of the proceeds derived from the sale of Series B Convertible Preferred Stock provides jackpot security for two of our game products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B Convertible Preferred Stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either our Nevada Numbers or Million Dollar Ticket game, then in each case, each holder of Series B Convertible Preferred Stock will have the option, for 90 calendar days from the date the holders of Series B Convertible Preferred Stock are noticed that such funds are no longer being so used, to put to us up to 50% of such holder's Series B Convertible Preferred Stock for $5.00 per share or convert on a one-to-five basis for Common Stock Series A.

On January 18, 2008, because Treasure Island had begun maintaining the required base jackpot bankroll our Million Dollar Ticket game, the holders of Series B Convertible Preferred Stock were again notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of their ability to exercise the above options. The holders of Series B Convertible Preferred Stock had until April 17, 2008, to make their decision.  As of September 30, 2008, holders of 27,500 shares of Series B Convertible Preferred Stock elected to have their shares redeemed at $5 per share for a total redemption of $137,500 for the nine months ended September 30, 2008.  As of September 30, 2008, there were 52,000 shares of Series B Convertible Preferred Stock still outstanding.

Series C Convertible Preferred Stock.  In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.  In August 2008, the remaining holders of 35,000 shares of Series C Convertible Preferred Stock converted their shares on a one-to-five basis into 175,000 shares of Common Stock Series A.  As of September 30, 2008, there were no shares of Series C Convertible Preferred Stock outstanding.

Series D Convertible Preferred Stock.  In November 2005, we issued 125,000 shares of Series D Convertible Preferred Stock at $2 per share.  In August 2008, the holder of 125,000 shares of Series D Convertible Preferred Stock converted his shares on a one-to-one basis into 125,000 shares of Common Stock Series A.  As of September 30, 2008, there were no shares of Series D Convertible Preferred Stock outstanding.

Series E Convertible Preferred Stock.  Holders of Series E Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series B and Series F Convertible Preferred Stock. Series E and Series G Convertible Preferred Stock are pari passu in liquidation preference. During the nine months ended September 30, 2008, we issued 67,000 shares of our Series E Convertible Preferred Stock raising $335,000.  In February, 2008, we closed our Series E Convertible Preferred Stock offering with a total of 810,800 shares issued and $4,054,000 raised.

Series F Convertible Preferred Stock.   The holder of Series F Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and before Series B, Series E, Series G and Series H  Convertible Preferred Stock as to the $1,000,000 jackpot bankroll reserve for our Gamblers Bonus Million Dollar Ticket game.  On May 9, 2008, we issued 200,000 shares of Series F Convertible Preferred Stock which carries a 12% dividend rate which is cumulative and payable fifteen days after the CAMOFI note is paid off.  Series F Convertible Preferred Stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Series G Convertible Preferred Stock.   The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series B and Series F Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a 12% dividend rate which is cumulative and payable fifteen days after the CAMOFI note is paid off.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series H Convertible Preferred Stock.   The holders of Series H Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series B, Series E, Series F and Series G Convertible Preferred Stock.  During the nine months ended September 30, 2008, we issued 98,500 shares of Series H Convertible Preferred Stock at a price of $5 per share for a total capital raise of $492,500.  The Series H Convertible Preferred offering closed June 21, 2008.  Series H Convertible Preferred stock is convertible into Common Stock Series A at the lower of $2.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Stock Warrants and Options.  We have both a qualified and a non-qualified stock option plan. The Compensation and Stock Option Committee of our Board of Directors administers the plans.  As of September 30, 2008, there were 1,898,900 qualified and 625,000 non-qualified options outstanding. The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the qualified plan is limited to 2,500,000 shares of Common Stock Series A.

We have, from time to time, granted common stock, warrants and options to employees and others as employment incentives, or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Options to purchase 310,000 shares of Common Stock Series A were issued to officers and directors during the nine months ended September 30, 2008. Total compensation cost recognized in operations from grants of options and warrants amounted to $483,994 and $689,113 for the nine months ended September 30, 2007 and September 30, 2008 respectively.  Unrecognized costs related to employee stock options and warrants outstanding at September 30, 2008 totaled $515,046 and are expected to be amortized over a weighted average period of three years.

During the nine months ended September 30, 2008, the Company issued 49,755 shares of Common Stock Series A to directors in lieu of board of director fees.

The weighted average exercise price of our outstanding options and warrants at September 30, 2008, was $2.48. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the nine months ended September 30, 2008:

Balance December 31, 2007	6,174,862
$2.33
Granted	1,565,000
$2.99
Exercised	(92,659)
$1.17
Forfeited	(552,994)
$2.49
Balance, September 30, 2008	7,094,209
$2.48

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 30, 2008, 1,427,683 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at September 30, 2008, is $518,854.

		Weighted
	Non-vested	Average
	Options	Price

Balance, December 31, 2007	515,610	$5.00
Granted	969,000	$3.01
Vested	(184,010)	$5.00
Forfeited	-	-
Balance, September 30, 2008	1,300,600	$3.52

		Weighted
	Non-vested	Average
	Warrants	Price

Balance, December 31, 2007	270,333	$2.85
Granted	93,750	$2.50
Vested	(237,000)	$2.98
Forfeited	-	-
Balance, September 30, 2008	127,083	$2.35

The following table summarizes stock options and warrants outstanding at September 30, 2008, as to number exercisable and average remaining life in years:

			Weighted Average		Weighted Average
	Exercise	Number	Remaining	Number	Remaining
	Price	Outstanding	Life in years	Exercisable	Life in years
Options	$1.00	270,000	1.3	270,000	1.3
	$2.00	460,000	4.5	158,500	4.5
	$2.50	540,000	4.8	135,000	4.8
	$3.00	100,900	1.4	100,900	1.4
	$4.55	30,000	1.0	30,000	1.0
	$5.00	1,123,000	4.0	523,620	3.9
Warrants	$1.00	377,500	1.5	367,500	1.4
	$1.48	2,675,000	2.6	2,675,000	2.6
	$1.50	30,000	4.6	30,000	4.6
	$2.00	195,000	1.8	195,000	1.8
	$2.10	23,809	2.1	23,809	2.1
	$2.50	125,000	4.9	31,250	4.9
	$3.00	854,000	2.3	854,000	2.3
	$4.00	100,000	1.4	100,000	1.4
	$4.55	40,000	0.1	40,000	0.1
	$5.00	150,000	2.5	126,667	2.3
		7,094,209	2.9	5,661,246	2.5

There are 1,427,683 options and warrants that have been issued but have not vested.  Of these options and warrants 19,306 will vest in the last quarter of 2008, 597,057 in 2009, 553,070 in 2010 and 258,250 in 2011.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.  Concentration and Contingencies

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

Uninsured Cash Deposits.  The Company frequently has cash on deposit substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments.  However, the extent of loss, if any, to be sustained as a result of a bank failure is not subject to estimation at this time.

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

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Games Bingo (in some circumstances), and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate our liability for progressive jackpots at December 31, 2007 and September 30, 2008, and related assumptions:

December 31, 2007
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 7.25% discount rate, the prevailing prime rate	$2,786,153
Present value at 7.25% of the progressive jackpot meter for Nevada Numbers	13,446
Less portion insured through conventional insurers	(2,900,000)
Other games	475,909
$375,508

September 30, 2008
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 5.0% discount rate, the prevailing prime rate	$3,271,330
Present value at 5% of the Nevada Numbers increase to the progressive jackpot meter	56,235
Less portion insured through conventional insurers	(2,900,000)
Other games	508,861
$936,426

When the Nevada Numbers jackpot was hit and won on September 25, 2007, we changed the discount rate for the lump sum payment to the winner from the prevailing 20-year Treasury bond rate to the current prime rate.  Casino games costs and expenses for the quarter ended September 30, 2007 is reported net of a $780,000 credit arising from this change.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Legal Matter.  On September 12, 2007, International Game Technology (IGT) filed a lawsuit against us alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT was seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.  On June 12, 2008, IGT and LVGI jointly filed a “stay” of the lawsuit and began settlement negotiations.  On October 14, 2008, pursuant to the settlement, the case was dismissed with prejudice (see Note 11).

On September 15, 2008, a lawsuit was filed against LVGI and certain other defendants concerning their provisional patent for “slot lottery”.  We are unable to estimate minimum costs to be incurred by LVGI, if any, upon the ultimate disposition of this matter and, accordingly, no provision has been made, but we believe the case is without merit and will vigorously defend ourselves.

Noncompliance with Gaming Regulation.  Regulation 5.115 of the Nevada Gaming Commission (NGC), as amended on November 18, 1999, allows licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided licensees comply with certain financial monitoring and reporting requirements as follows:  1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have generally found it impossible, primarily due to the absence of earnings, to be in compliance with these requirements and in the past have been successful in presenting an alternative plan that was acceptable to satisfy the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  In our ten-year history, all of our jackpot liabilities have been paid by us or through insurance coverage, and we have no reason to believe that it will not continue to be the case in the future.  Although the NGC has the right to demand that a one-year letter of credit be posted when a company is not in compliance with the foregoing financial ratios, it has not made any such demand to date.

The forgoing notwithstanding, in July, 2008, we received two “Orders to Show Cause” from the Nevada Gaming Control Board (NGCB).  One order dealt with deficiencies in meeting the financial requirements of Regulation 5.115 as to 1) resources in restricted accounts; 2) current ratio or working capital; 3) interest coverage ratios or debt to EBITDA ratio; and 4) bankroll.  The second order dealt with deficiencies in filing timely reports with the NGCB as to new hires and termination of personnel.  We have filed responses to these orders as to how these matters have been or will be cured.  We do not know and we are unable to estimate at the present time whether there will be any adverse consequences as a result of these actions and, accordingly, have made no provision therefor.

9.  Income Taxes

As of September 30, 2008, net operating loss carryovers for federal income tax reporting purposes total approximately $32.0 million and expire between 2013 and 2026. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not.  Therefore, the related deferred tax asset of $11.2 million has been effectively reduced by a 100% valuation allowance.  In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes described in Internal Revenue Code Section 382.

In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48).  The adoption of FIN 48 did not have a material impact on the Company’s financial statements, its net operating loss carryovers or related deferred tax assets or valuation allowances.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	Nine months ended September 30,
	2007	2008
Revenue
Casino Games	$1,303,129	$1,868,701
Product Sales	1,377,735	927,738
Other	1,055,794	716,283
	$3,736,658	$3,512,722

Operating income (loss)
Casino Games	$917,430	$28,190
Product Sales	597,794	476,428
Other	56,404	(172,095)
Unallocated	(6,003,779)	(6,563,911)
	$(4,432,151)	$(6,231,388)

Identifiable assets		September 30, 2008
Casino Games		$3,974,808
Product Sales		315,723
Other		398,492
Unallocated		2,430,445
		$7,119,468

Identifiable assets at September 30, 2008, includes recorded goodwill of $955,277 from prior years’ acquisitions that relates to the Product Sales segment.

	Nine months ended September 30,
Capital expenditures	2007	2008
Casino Games	$190,428	$118,535
Product Sales	1,509	0
Other	33,152	98,947
Unallocated	57,819	65,162
	$282,908	$282,644

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.  Subsequent Events

On October 1, 2008, IGT signed an investment agreement effective as of September 30, 2008, with LVGI for 4,693,878 shares of our Series I Convertible Preferred Stock at $2.45 per share, or a total investment of $11.5 million.  The transaction closed on October 24, 2008.  IGT had previously advanced $1.5 million of this total investment pursuant to an agreement dated July 17, 2008, as amended, so the net proceeds received by LVGI on October 24, 2008 was $10 million.  IGT also received 1.5 million warrants at an excise price of $2.45 per share, which are convertible one-for-one into shares of Common Stock Series A.  The warrants have a three-year term and are fully vested.  The shares of Series I Convertible Preferred Stock carry a dividend rate of 6.5% payable initially on January 1, 2010 and vote on an as converted basis on all matters submitted to LVGI’s stockholders.  Based on the fully diluted outstanding shares of LVGI, IGT is entitled to one seat on LVGI’s Board of Directors, which to date they have not chosen to activate.  In addition, IGT forgave a receivable from LVGI from a prior legal settlement for $614,027 (see Note 6).  Also on October 1, 2008, we signed three agreements with IGT, each dated September 30, 2008, which became part of the legal settlement: 1) the Retrofit License Agreement, 2) the License and Application Support Agreement and 3) the Intellectual Property Access Agreement.  On October 14, 2008, the legal case with IGT was dismissed by the Court with prejudice.

On October 1, 2008, we acquired the tangible and intangible assets of AdLine Network Holdings Inc. (AdLine), AdLine Media LLC, AdLine Network LLC and Freeview Network LLC for 750,000 shares of our Common Stock Series A.  The intent of the transaction was to reacquire and consolidate all of the rights associated with various technologies and intellectual property licenses held by AdLine, including the license previously granted to Adline.  The transaction was structured as an asset purchase to ensure the complete reacquisition of the licenses and technologies.  Any other assets acquired were immaterial and incidental. In addition, one of the owners of AdLine received a one-year consulting agreement with LVGI for $15,000 per month.

With the additional $10 million of funding from IGT on October 24, 2008, LVGI paid in full the CAMOFI note for $6,051,250, together with accrued interest and a prepayment penalty amounting to $1,567,272.  LVGI was released from any and all liens and claims that CAMOFI may have against us and the Registration Rights Agreement was terminated.  CAMOFI has 2,675,000 warrants, with “piggy-back” registration rights for its 300,000 shares of our common stock and underlying shares of common stock underlying its warrants, which registration rights are junior to the registration rights granted to IGT as part of the Series I Convertible Preferred Stock transaction.

In connection with the IGT transaction, we filed Amended and Restated Certificates of Designation with the Nevada Secretary of State with respect to our Series B, Series E, Series F, Series G and Series H Convertible Preferred Stock on October 22, 2008.  We also filed Certificates of Withdrawal of Certificate of Designation with the Nevada Secretary of State with respect to our Series A, Series C and Series D Convertible Preferred Stock on October 3, 2008, as no shares of such series were then issued or outstanding.

On October 24, 2008, we paid back a $600,000 shareholder advance, which was received on September 28, 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

               You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of more significant revenue from PlayerVision during the second quarter of 2009 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward looking statements, including any adverse judgment, ruling or order and additional risks discussed herein and elsewhere in our Form 10-KSB for the year ended December 31, 2007.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  These historical financial statements may not be indicative of our future performance.

Overview

Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies.  Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  However, to date, we have devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PlayerVision system.  In comparison to the keno and bingo market, the potential market for our PlayerVision system, i.e., the gaming machine market, is much larger and more dynamic.  While we continue to provide equipment, supplies and games for use by our customers in the keno and bingo segments of the gaming industry, we anticipate these revenues will continue to decline as we focus on our current principal business.  PlayerVision has not had a significant revenue effect on our financial statements to date.  Due to our focus on the development of our PlayerVision system, we have incurred expenses in excess of our revenue and have generated losses to date.

By the third quarter of 2007, we substantially completed the development of our PlayerVision system, including the first four modules to be offered through our PlayerVision system:  AdVision, PlayerVision TV, NumberVision and WagerVision.  In terms of the sales and marketing of our PlayerVision system, we introduced our PlayerVision system to the gaming industry at the Global Gaming Expo in Las Vegas, Nevada initially during the fourth quarter of 2006 and again in 2007.  We displayed our PlayerVision system at the International Casino Exhibition in London, England in January 2007 and 2008, the National Indian Gaming Association Convention in Phoenix, Arizona during the first quarter of 2007 and in April, 2008, and the Southern Gaming Show in Biloxi, Mississippi in May 2007 and 2008.  In terms of regulatory approvals, we have received approval from Nevada with respect to AdVision and PlayerVision TV, and we have received approval from Gaming Laboratories International, or GLI, with respect to AdVision, PlayerVision TV and NumberVision.  We hope to receive approval from Nevada for WagerVision and NumberVision by the end of the fourth quarter of 2008.  Following the Nevada approval of WagerVision and NumberVision, we expect to beta test these applications for 30 days at Treasure Island in Las Vegas. We expect to launch NumberVision applications in various casinos in Oregon and Arizona shortly.

On June 27, 2006, we entered into a binding memorandum of understanding with Computerized Bookmaking Systems, Inc. (CBS), a subsidiary of American Wagering, Inc., whereby both parties agreed that mutually beneficial synergies existed in utilizing our PlayerVision platform (then known as PortalVision) to expand the approved electronic devices upon which a customer having a CBS wagering account might use to (i) watch a live televised sports or horse race event, (ii) view live odds for such an event posted by a customer of CBS, and (iii) place a wager on such an event.  Pursuant to such binding memorandum, CBS developed, at no charge to us, a race and sports book interface for WagerVision on our PlayerVision system.  CBS owns all of the rights to this CBS race and sports book interface protocol including the software, source code and documentation. We own the WagerVision trademark and the platform on which the source code was written.   It was the intent of both companies to share equally in the net revenues generated from wagers on televised sports and horse race events and other CBS wagering opportunities offered through this WagerVision module.  Although the binding memorandum has expired, we intend to resume negotiating the terms of a definitive agreement with CBS.  We anticipate that the definitive agreement will clearly define the CBS protocol and protocol interface as the portion of the total system owned by and licensed from CBS and our PlayerVision code and modules running on the platform that are owned and maintained by us.  This will significantly enhance our ability to produce, deploy, and maintain this module and allow LVGI and CBS to quickly adapt to technological, regulatory and social changes. If these negotiations are unsuccessful, it would prevent or significantly delay regulatory approval and market introduction of the WagerVision module.

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, we anticipate beginning to realize more significant revenue from our PlayerVision system during the second quarter of 2009 that would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would be from the installation of AdVision, PlayerVision TV, WagerVision, and NumberVision at various casino locations in the United States and elsewhere.  We expect that any revenue derived from CBS wagering opportunities offered through the WagerVision module will be shared with CBS.

We expect to continue for the remainder of 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules, and we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system, we expect to continue to rely on funds from third party financing sources, in addition to funds from operations and the $11.5 million investment from IGT (of which $1.8 million remains after payment in full of the CAMOFI Note and other liabilities and expenses), to sustain our operations in 2008 and 2009.  See discussion in “Liquidity – Outlook” below.

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

 Our intangible assets consist of key patents and technology rights with a five year life related to PlayerVision which went to market for the first time during the fourth quarter of 2007.  We recorded no goodwill impairment charges during the nine months ended September 30, 2008 and 2007.

Income Taxes

We have provided a full valuation allowance for the tax effects of our net operating losses at September 30, 2008 and 2007.  We have effectively recorded a 100% valuation allowance to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.  Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for 2007, based on its evaluation, management determined that FIN 48 did not have a material effect on our financial statements or either our net operating loss carryovers or the related deferred tax assets or valuation allowance.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS No. 157 is effective now for financial assets and liabilities, if any, carried at fair value, and SFAS No. 159 now provides an option to carry other assets and liabilities at fair value for us beginning with financial statements issued for 2008.  SFAS No. 157 becomes effective for us for nonfinancial assets and liabilities carried at fair value, if any, beginning in 2009.  However, since we do not have, nor do we plan for the foreseeable future, to carry any assets or liabilities at fair value, we do not currently expect any effects of adopting SFAS Nos. 157 and 159 on our future financial position, results of operations and operating cash flows.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, which establishes new accounting for the noncontrolling interest in a subsidiary, including a consolidated variable interest entity, and requires that a parent recognize a gain or loss when a subsidiary is deconsolidated and measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 will be effective for 2009, and earlier adoption is prohibited.  Since we do not now have and do not contemplate acquiring any interests in subsidiaries with noncontrolling interest (other than on inactive and immaterial subsidiary), we currently expect that SFAS 160 will not have an effect on our future financial position, results of operations and operating cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS 133.  SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on January 1, 2009, and the effect on our financial statements will be limited to requiring certain additional limited disclosures, if any.

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Revenue.  Casino games revenue for the three months ended September 30, 2008, increased $269,000 or 61.2%, to $709,000 from $440,000 for the three months ended September 30, 2007.  The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $140,000.  In addition we launched our Gamblers Bonus Million Dollar Ticket in April, 2008 which generated $132,000 of new revenue.

Product sales for the three months ended September 30, 2008, decreased by $379,000 to $254,000 or 59.8% from $633,000 for the three months ended September 30, 2007. Keno equipment sales amounted to $8,000 for the three months ended September 30, 2008 compared to $366,000 during the three months ended September 30, 2007.  This decrease in Keno equipment sales was due to a delay by customers to buy new Keno systems due to the state of economy.  PlayerVision sales amounted to $11,000 for the three months ended September 30, 2008 compared to $0 in the prior year.

Other revenue for the three months ended September 30, 2008, declined by $82,000 or 25.6%, to $238,000 from $320,000 for the three months ended September 30, 2007.  Revenue from Keno route and participation agreements decreased from $121,000 for the three months ended September 30, 2007 to $30,000 for the three months ended September 30, 2008, as we closed our Keno route business on February 29, 2008 due to renovation at one of our key customer locations. We reopened the Keno route operations in September at two locations.

Costs and Expenses.  Cost and expenses of casino games for the three months ended September 30, 2008, increased by $722,000 or 357.7%, to $520,000 from ($202,000) for the three months ended September 30, 2007. The increase resulted primarily from the $862,000 decrease in jackpot expense during the three months ended September 30, 2007, as discussed in Note 8, the Nevada Numbers jackpot was won for the first time in the history of the game, and we were able to discount the jackpot payout at the prime rate rather than the 20-year Treasury bond rate as had previously been applied in calculating our progressive jackpot liability.  Accordingly, the decrease includes a $780,000 credit for this change.

Product costs and expenses for the three months ended September 30, 2008, decreased $152,000 or 53.4% to $133,000 from $285,000 for the three months ended September 30, 2007 consistent with decline in Keno equipment sales

Other cost and expenses for the three months ended September 30, 2008, decreased $26,000 or 7.9% to $305,000 from $331,000 for the three months ended September 30, 2007 consistent with the decline in other revenue.

Other Operating Expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 increased $5,000 or .4% to $1,503,000 from $1,498,000 for the three months ended September 30, 2007. We have decreased our administrative infrastructure through salary reductions of $128,000 during the three months ended September 30, 2008 compared to September 30, 2007.  Professional fees have increased by $105,000, during the three months ended September 30, 2008 compared to the same period in 2007. The increase in professional fees is primarily related to legal fees incurred in negotiating the settlement of the IGT lawsuit.

Research and development costs for the three months ended September 30, 2008 have increased by $162,000 or 77.2% to $372,000 from $210,000 for the three months ended September 30, 2007 due to the addition of three engineers to our staff.

Depreciation and amortization for the three months ended September 30, 2008, decreased $7,000 or 3.3%, to $200,000 from $207,000 for the three months ended September 30, 2007, as a result of comparable capital expenditures during the three months ended September 30, 2008 compared to the same period in the prior year.

 Finance Costs. Finance costs for the three months ended September 30, 2008, increased $166,000 or 51.6% to $490,000 from $324,000 for the three months ended September 30, 2007. The increased finance costs related to the recording of the fair value of the derivative liability and the increased finance cost from the debt modifications to the CAMOFI note in 2007 and May 2008.

 Interest and Other Income. Interest and other income for the three months ended September 30, 2008 decreased by $27,000 or 92.2%, to $2,000 from $29,000 for the three months ended September 30, 2007. The decrease was a result of lower cash balances outstanding and a loss in fair value incurred on our marketable securities.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Revenue.  Casino games revenue for the nine months ended September 30, 2008, increased $566,000 or 43.4%, to $1,869,000 from $1,303,000 for the nine months ended September 30, 2007.  The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $335,000 offset by a decline in Nevada Numbers of $31,000 and a decline in Million Dollar Ticket revenue of $8,000.  In addition we launched our Gamblers Bonus Million Dollar Ticket in April, 2008 which generated $255,000 of new revenue.

Product sales for the nine months ended September 30, 2008, decreased by $450,000 to $928,000 or 32.7% from $1,378,000 for the nine months ended September 30, 2007. Keno equipment sales amounted to $190,000 for the nine months ended September 30, 2008 compared to $460,000 during the nine months ended September 30, 2007 as new system purchases are being deferred into 2009.  Bingo equipment and supplies also decreased by $211,000 from $569,000 during the nine months ended September 30, 2007 to $358,000 during the nine months ended September 30, 2008 as we continue to lose market share due to the loss of our bingo electronics business in February, 2007.

Other revenue for the nine months ended September 30, 2008, declined by $340,000 or 32.1%, to $716,000 from $1,056,000 for the nine months ended September 30, 2007.  Bingo electronics revenue decreased from $70,000 for the nine months ended September 30, 2007 to $0 for the nine months ended September 30, 2008, as we lost our bingo electronics distributor agreement early in 2007.  Revenue from Keno route and participation agreements decreased from $355,000 for the nine months ended September 30, 2007 to $82,000 for the nine months ended September 30, 2008, as we closed our Keno route business on February 29, 2008 due to renovation at one of our key customer locations and reopened at two locations in September, 2008.

Costs and Expenses.  Cost and expenses of casino games for the nine months ended September 30, 2008, increased by $1,455,000 or 377.2%, to $1,841,000 from $386,000 for the nine months ended September 30, 2007. The increase resulted primarily from the decrease in jackpot expense during the nine month period ended September 30, 2007, as discussed in Note 8, the Nevada Numbers jackpot was won for the first time in the history of the game, and we were able to discount the jackpot payment at the prime rate rather than the 20-year Treasury bond rate as had previously been applied in calculating our progressive jackpot liability.  Accordingly, the decrease includes a $780,000 credit for this change.

In addition, games salaries increased by $106,000 for the nine months ended September 30, 2008 compared to September 30, 2007 as we hired a business unit leader for bingo in February, 2008.  Our jackpot expense for Super Coverall Bingo increased by $164,000 for the nine months ended September 30, 2008 compared to the same period in 2007 consistent with our increase in this games revenue.

Product costs and expenses for the nine months ended September 30, 2008, decreased $329,000 or 42.2% to $451,000 from $780,000 for the nine months ended September 30, 2007 consistent with the decrease in product sales.  Gross margin increased to 51.4% for the nine months ended September 30, 2008 compared to 43.4% for the nine months ended September 30, 2007 as we had higher margin Keno Optima system sales than normal.

Other cost and expenses for the nine months ended September 30, 2008, decreased $111,000 or 11.1% to $888,000 from $999,000 for the nine months ended September 30, 2007 consistent with the decline in other revenues.  Gross margin also decreased to (24.0%) for the nine months ended September 30, 2008 compared to 5.3% for the nine months ended September 30, 2007 due to lost profits from the bingo electronics distribution agreement being canceled, and additional salaries of $19,000.

Other Operating Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased $295,000 or 6.5% to $4,865,000 from $4,570,000 for the nine months ended September 30, 2007. We have decreased our administrative infrastructure through salary reductions of $469,000 during the nine months ended September 30, 2008 compared to September 30, 2007.  In addition, consulting and professional fees have increased by $695,000, during the nine months ended September 30, 2008 compared to the same period in 2007. The increase in consulting and professional fees is primarily related to consulting costs for money raising and legal fees incurred in defending and negotiating the settlement of the IGT lawsuit.  Advertising and promotion has decreased by $169,000 as we reduced advertising costs to promote PlayerVision during the nine months ended September 30, 2008 compared to the same period in the prior year.

Research and development costs for the nine months ended September 30, 2008 have increased by $276,000 or 34.7% to $1,070,000 from $794,000 for the nine months ended September 30, 2007 due to the addition of three engineers to our staff.

Depreciation and amortization for the nine months ended September 30, 2008, decreased $10,000 or 1.6%, to $629,000 from $639,000 for the nine months ended September 30, 2007, as a result of minimal growth in capital expenditures during the nine months ended September 30, 2008.

 Finance Costs. Finance costs for the nine months ended September 30, 2008, increased $415,000 or 34.6% to $1,613,000 from $1,198,000 for the nine months ended September 30, 2007. The increased finance costs related to the recording of the fair value of the derivative liability and the increased finance cost from the debt modifications to the CAMOFI note in 2007 and May 2008.

 Interest and Other Income. Interest and other income for the nine months ended September 30, 2008 decreased by $216,000 or 170.7%, to $(89,000) from $127,000 for the nine months ended September 30, 2007. The decrease was a result of lower cash balances outstanding and loss in fair value incurred on our marketable securities.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities decreased by $1.6 million for the nine months ended September 30, 2008 primarily because of the foregoing revenue decreases and expense increases.  Investing activities consisted principally of cash outflows in connection with $249,000 of capital expenditures and $1,300,000 increase in jackpot reserve deposits, $1,000,000 of which covered our new Gamblers Bonus Million Dollar Ticket game bankroll and $300,000 of which covered a bankroll shortfall from June 30, 2008.  Our cash flows from financing activities in the nine months ended September 30, 2008 consisted principally of inflows of $335,000 of new capital from the sale of Series E Convertible Preferred Stock, $105,000 for exercise of options and warrants to purchase shares of Common Stock Series A, $110,000 for the sale of Common Stock Series A to employees, $1,500,000 from the sale of Series F and G Convertible Preferred Stock, and $492,500 from the sale of Series H Convertible Preferred Stock offset by a cash outflow of $137,500 to redeem our Series B Preferred Stock.

Capital Expenditures

Capital expenditures decreased by $3,000 for the nine months ended September 30, 2008 compared to the same period in the prior year due to our present cost reduction program.  For 2009, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $15 million of PlayerVision Control Units for the rollout of our PlayerVision System.

We believe that we will be able to pay for these capital expenditures from our existing cash balances, from funds invested by IGT in our Series I Convertible Preferred Stock (of which $1.8 million remains after the payment in full of the CAMOFI Note and other liabilities and expenses), from funds generated by third-party financings, from funds generated from future operations, and/or from funds generated by additional third-party financings, including the establishment of a master equipment lease agreement with financing sources that we have used in the past.  No assurance can be given, however, that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms.

Sources of Capital

We have traditionally relied on various forms of third-party financing in order to sustain our operations.  In 2008, we have raised $335,000 from the private placement of Series E Convertible Preferred Stock which closed in late February 2008. We have raised $215,000 through the sale of Common Stock Series A to employees and through the exercise of options and warrants. In February 2008 we received a noninterest bearing advance from a shareholder of $250,000.  On May 7, 2008, we entered into a subscription agreement with this same shareholder pursuant to which the shareholder purchased 200,000 shares of Series F Convertible Preferred Stock for $5 per share and 150,000 of Series G Convertible Preferred Stock for $5 per share for an aggregate purchase price of $1,750,000.  The proceeds of the Series F Convertible Preferred Stock were used to fund the $1,000,000 jackpot bankroll for the Gamblers Bonus Million Dollar Ticket which launched on April 14, 2008.  The proceeds of the Series G Convertible Preferred Stock were used for general operating purposes, and the advance of $250,000 was offset against the Series G purchase price.  As an incentive to enter into these transactions, the Company issued the shareholder 500,000 shares of Common Stock Series A with the right to receive additional shares if the Company’s common stock, as a result of a qualified financing, commences trading at less than $5 per share, in which case the shareholder will receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  In addition, the shareholder was granted a security interest and other additional rights in connection with our separate account (and related insurance policy) in which $1 million is reserved solely to satisfy our jackpot security requirements relating to the Gamblers Bonus Million Dollar Ticket game.

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

On October 1, 2008, IGT signed an Investment Agreement with the Company for 4,693,878 shares of our Series I Convertible Preferred Stock at $2.45 per share or a total investment of $11.5 million.  IGT had previously advanced $1.5 of this total investment so the net proceeds received by the Company on October 24, 2008, was $10 million.  In connection with the Investment Agreement with IGT, the Note was fully paid and the Registration Rights Agreement was terminated and CAMOFI received registration rights relating to its shares of our common stock and shares underlying its warrants.  On September 28, 2008, we received an advance from a shareholder for $600,000 which was repaid on October 24, 2008.  See Note 11 to Unaudited Consolidated Financial Statements.

Outlook

We expect to continue for at least the calendar year 2008 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development.  We also expect to continue to rely on funds from third-party financing sources, the $11.5 million investment in our Series I Convertible Preferred Stock from IGT (of which $1.8 million remains after payment in full of the CAMOFI Note and other liabilities and expenses) in addition to funds from operations, to sustain our operations into 2009.  We believe that this cash, together with additional third-party financing and future cash generated from the PlayerVision product rollout, will be sufficient to fund our anticipated working capital requirements and our business expansion plans for at least the next year.  If the PlayerVision product rollout is delayed, we fail to complete or obtain additional third-party financing, or we are unable to establish a master equipment lease agreement, this would have a material adverse effect on our cash flow, results of operations and financial condition. No assurance can be given, however, that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms. Given the current financial market disruptions, credit crisis and state of the economy, including the current downturn in the gaming industry, it may be particularly difficult at this time to obtain any third-party financing on acceptable terms, whether public or private equity or debt, strategic relationships, capital leases or other arrangements.  In addition, we have significant restrictive covenants under our recent financing with IGT that may prohibit us in certain circumstances from obtaining third party financing without IGT’s prior written consent.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.

The United States has been experiencing a severe economic downturn that has curtailed casino gaming development, activity and profitability, both nationwide and particularly in our local market, and has resulted in highly reduced availability of credit and capital financing.  The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant. Although casino gaming development, activity and profitability for 2008 are down and expected to be down for 2009, we believe that our PlayerVision system will provide casinos with an additional revenue source or cost reduction with minimal, if any, upfront capital expenditure.  Other than the insignificant revenue realized from our early adoption agreements, we do not expect to begin to realize revenue from our PlayerVision system until the second quarter of 2009.  We cannot provide assurance that the market will accept our PlayerVision system.  Any failure by us to obtain approval of NumberVision and/or WagerVision, or to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Off Balance Sheet Financing Arrangements

We have operating leases totaling $809,771 that have the following payment schedule by calendar year: $98,936 in 2008, $183,921 in 2009, $179,115 in 2010, $158,068 in 2011, $141,986 in 2012, and $47,745 in 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2008.  As a part of its evaluation, management took into account the material weaknesses (discussed below) in the Company’s disclosure controls and procedures identified by management for the year ended December 31, 2007.  The Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2008, the end of the period covered by this report, the Company’s disclosure controls and procedures were still not effective due to the material weaknesses discussed below,  a late Form 8-K filed on January 24, 2008, which should have been filed in December 2007, a late Form 10-KSB filed on April 16, 2008, which should have been filed by April 15, 2008, a late Form 8-K filed on May 13, 2008, which should have been filed by May 8, 2008 a late Form 8-K filed on May 14, 2008, which should have been filed by May 13, 2008, a late Form 8-K filed on July 28, 2008, which should have been filed on July 23, 2008, and our failure to timely file reports with Nevada Gaming Regulators as to new hires and termination of personnel.

As disclosed in the Company’s December 31, 2007, Form 10-KSB, the errors that occurred in our financial reporting and in our accounting for certain complex accounting transactions in 2005, 2006 and 2007 were the result of material weaknesses in our accounting controls.  In the past, we have not completed an SEC and GAAP disclosure checklist as part of our internal control procedures, and we have had insufficient oversight of the chief financial officer.  In addition, our equity shares in our financial records for 2007 were not reconciled with our transfer agent’s share ledger on a timely basis.

Management believes that we have addressed or are addressing these material weaknesses in internal control over financial reporting with respect to the current and future periods (1) by hiring Bruce Shepard, a former audit partner with PricewaterhouseCoopers LLP, as our chief financial officer on August 1, 2006, (2) by requiring the completion of a detailed SEC and GAAP (i.e., generally accepted accounting principles) disclosure checklist in connection with our financial closing process at the end of each interim quarterly and annual report, (3) by holding an audit committee meeting prior to each annual and quarterly report being filed with the SEC, (4) by having a detailed cold review of our financial statements and notes thereto performed by another independent accounting firm prior to filing each annual and quarterly report with the SEC and reporting the results of that cold review to the audit committee, (5) by subscribing to an online accounting reference library service, and  (6) by assigning responsibility for regular reconciliation of our equity shares to the transfer agent ledger to a full-time accounting staff person.  All of the above procedures were implemented prior to the filing of this report, except that we have not yet assigned the responsibility of reconciling our equity shares with the transfer agent ledger to a full-time accounting staff person due to limited accounting resources and we did not hold audit committee meetings for the second and third quarter of 2008.  With respect to disclosure controls and procedures relating to timely filing of Form 8-Ks, management plans to hire a controller and assign him or her the responsibility of, identifying the events requiring Form 8-K reports, and develop procedures for communications on a timely basis between him or her and the person in management who has sufficient knowledge and information necessary to make these disclosure determinations.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the remediation plans not yet implemented as described above to address our material weaknesses.  Other than as described above, there have not been any other changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

On September 12, 2007, IGT filed a lawsuit against us in the United States District Court of Nevada captioned IGT v. Las Vegas Gaming, Inc., case no. 3:07-cv-00415-BES-VPC alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT was seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.  On June 12, 2008, IGT and LVGI jointly filed a “stay” of the lawsuit and began settlement negotiations.  On October 14, 2008, pursuant to the settlement, the case was dismissed with prejudice.  See Note 11 to Unaudited Consolidated Financial Statements.

On September 15, 2008, Steven Brandstetter and J & S Gaming filed a lawsuit against us, among other defendants, in Department 11 of the Nevada Eighth Judicial District Court captioned Brandstetter, et al. v. Bally Gaming, Inc., et al., case no. 08-A-571641-C alleging against us claims of breach of contract, misrepresentation, breach of fiduciary duty and unjust enrichment regarding a non-disclosure agreement executed in May 2002 pertaining to the plaintiffs’ gaming concepts.  The plaintiffs are seeking monetary damages, including attorney’s fees and costs.

Item 1A.   Risk Factors.

Not required.

Item 2.   Unregistered Sales of Equity Securities.

During the quarter ended September 30, 2008, we issued 123,750 shares of Common Stock Series A pursuant to the conversion, on a one-to-five basis, by the holders of 24,750 shares of Series B Convertible Preferred Stock.  Our Series C Convertible Preferred Stock shareholders converted their remaining 35,000 shares on a one-to-five basis for 175,000 shares of Common Stock Series A.  Our Series D Convertible Preferred Stock shareholder converted his 125,000 shares on a one-to-one basis into 125,000 shares of Common Stock Series A.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act.

During the quarter ended September 30, 2008, we issued options to purchase a total of 540,000 shares of Common Stock Series A to four employees, all with an exercise price of $2.50 per share, a three-year vesting schedule and a five-year life.  We also issued 125,000 warrants with an exercise price of $2.50 per share, to an employee with a four year vesting schedule and a five year life.  We also issued 16,500 shares of Common Stock Series A for board of director fees.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In October 2008, we issued 4,693,878 shares of Series I Convertible Preferred Stock to IGT for $2.45 per share as a $11.5 million strategic investment in our company.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

In October 2008, we acquired the tangible and intangible assets of AdLine Network, Inc., AdLine Media LLC, AdLine Network LLC, and Freeview Network LLC for 750,000 shares of Common Stock Series A.

Item 3.  Defaults Upon Senior Securities.

See Note 6 to Unaudited Consolidated Financial Statements.  The CAMOFI Note, together with all accrued interest and prepayment penalty, were paid in full on October 24, 2008.  See Note 11 to Unaudited Consolidated Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

None.

Item 6.    Exhibits

10.1	Agreement dated July 17, 2008 between registrant and IGT, incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2008
10.2
First Amendment to Agreement dated August 15, 2008 between registrant and IGT, incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2008

10.3
Second Amendment to Agreement executed August 21, 2008 (to be effective as of August 15, 2008) between registrant and IGT, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008

10.4
Third Amendment to Agreement dated August 29, 2008 between registrant and IGT, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2008

10.5
Fourth Amendment to Agreement dated September 11, 2008 between registrant and IGT, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2008

10.6
Fifth Amendment to Agreement dated September 18, 2008 between registrant and IGT, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2008

10.7
Sixth Amendment to Agreement dated September 24, 2008 between registrant and IGT, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2008

10.8
Asset Acquisition Agreement executed on October 1, 2008, and dated as of September 29, 2008 between registrant, Las Vegas Gaming Acquisition Corp., Adline Network Holdings, Inc., Adline Media, LLC, Adline Network, LLC, Freeview Network, LLC, Sam Johnson and Larry L. Enterline, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008

10.9
Investment Agreement executed on October 1, 2008 and dated as of  September 30, 2008 between registrant and IGT, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2008

10.10
Form of Warrant to purchase Common Stock and Common Stock Series A issuable to IGT, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2008

10.11	Intellectual Property Access Agreement executed on October 1, 2008 and dated as of September 30, 2008 between registrant and IGT
10.12*	License and Application Support Agreement executed on October 1, 2008 and dated as of September 30, 2008 between registrant and IGT

10.13*	Retrofit License Agreement executed on October 1, 2008 and dated as of September 30, 2008 between registrant and IGT
10.14
Satisfaction and Termination Agreement dated as of October 24, 2008 between registrant, Imagineering Gaming, Inc., Las Vegas Keno, Inc. and CAMOFI MASTER LDC, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2008

10.15
First Amendment to Warrants dated as of October 24, 2008 between registrant and CAMOFI MASTER LDC, incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2008

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from the exhibit filed with this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date:	November 19, 2008	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 19, 2008	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description
10.11	Intellectual Property Access Agreement executed on October 1, 2008 and dated as of September 30, 2008 between registrant and IGT
10.12*	License and Application Support Agreement executed on October 1, 2008 and dated as of September 30, 2008 between registrant and IGT
10.13*	Retrofit License Agreement executed on October 1, 2008 and dated as of September 30, 2008 between registrant and IGT
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from the exhibit filed with this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.