Form 10-K
period 2008-12-31
LAS VEGAS GAMING INC
filed 2009-04-08
CIK 1103993

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2008
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	000-30375
Las Vegas Gaming, Inc.
(Exact name of Registrant as specified in its charter)
Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(702) 871-7111
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:
Common Stock Series A, $.001 par value
(Title of each class)

(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer   ☐                                                                                                      Accelerated filer    ☐
      Non-accelerated filer     (do not check if smaller reporting company)  ☐                       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $24,458,146.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock Series A, $.001 par value	14,849,690 shares as of December 31, 2008

Documents Incorporated By Reference:

Portions of our Proxy Statement relating to the 2009 annual stockholders meeting are incorporated herein by reference in Part III.  Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

__________________________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are some of our trademarks.  This Annual Report on Form 10-K contains trademarks and trade names of other parties, corporations and organizations.

PART I

ITEM 1.   BUSINESS.

Overview

During 2008 we continued to focus our development efforts on our proprietary application delivery system, known as PlayerVision.  Through our PlayerVision system, we offer gaming operators the ability to increase the productivity of their existing gaming machines by delivering additional wagering opportunities, customer service enhancements, entertainment applications, games, and other content to their existing gaming machines, such as slot machines, poker machines, and video lottery terminals.  Our PlayerVision system is flexible and compatible with virtually all gaming machines currently produced by all major manufacturers. As a result, we view every gaming machine as a revenue opportunity for our PlayerVision system. Since we plan to offer an option to acquire PlayerVision at little or no up front capital cost to casino operators in exchange for a recurring licensing fee, we expect to provide operators with an ability to increase significantly the earning power and functionality of their gaming machines with little or no financial risk.  In addition, we are currently a leading supplier of keno and bingo games, systems, and supplies.

The PlayerVision system consists of proprietary software that runs on our own hardware as well as other vendors’ server based application delivery systems such as IGT’s sbX. Our ability to deliver applications through our own delivery system as well as that of other server based gaming systems provides our customers with the ability to achieve 100% gaming floor coverage without the need to replace their existing machines.  Our system gives our customers a transition path from legacy machines to server based gaming.

There are four delivery channels related to PlayerVision functionality:  service, marketing, entertainment and gaming.  Each application group addresses a specific cost reduction, revenue enhancing application set, player experience or operator control feature, including “Beverage-on-Demand”, NumberVision and WagerVision - turning each gaming machine into a multi-tasking touch-point for the customer who will see more, do more and - as a result - play more.

Entertainment Applications

Live TV – allows players to watch any video programming a gaming operator wishes to provide (broadcast, cable, satellite, or internally created) in real time. Audio is delivered through headphones and both Closed Captioning and SAP are supported. Live TV increases time on device and attracts new demographics to the gaming floor.

CasinoTunes™ – allows players to listen to their preferred music through headphones at the gaming machine. Customers can choose from hundreds of "channels" grouped by genre as well as having their favorites selected for them if carded. CasinoTunes™ increases customer satisfaction and extends time on device.

VoyeurVision™ – enables customers to observe various destinations within a resort, from viewing the excitement at the hotel pool, nightclub, the poker room, or the line at the buffet. All of this while sitting at the gaming machine, in their room or via interactive digital signage.

YouTube® – enable players to enjoy the video sharing web site directly from a gaming machine, allowing them to watch a wide variety of movie clips, TV clips, and other amateur video content. It's just fun!

Pay-Per-View – allows players to access movies, sporting events, musical performances and other premium content at the gaming machine as well as in the hotel room. Events paid for by the gaming operator such as a boxing match can also be distributed.

Service Applications

Beverage-on-Demand™ — allows customers to place a drink order directly from a gaming machine. This application alone allows operators to reduce their on floor service staff by up to 50%, saving millions of dollars per year on the average slot floor, while simultaneously increasing customer satisfaction.

ServiceVision™ — allows the operator to provide personalized concierge service directly from the gaming machine. Customers will interact with a concierge via webcam who can assist them with requests such as dinner reservations, a tee time, or transportation to other destinations.

ValetVision™ — gives the customer the convenience of having their car available at valet. No longer will they have to wait for their car to be pulled up, allowing the customer to spend more time playing on the gaming machine.

Tickets — conveniently allows a slot player to purchase tickets to an event on or off property from the gaming machine. Casino operators will also be able to offer tickets for various promotions and to specific players, for example, last minute or comped tickets to a Las Vegas show.

Marketing Applications

AdVision™ — enables the operator to deliver advertising directly to the gaming machine either simultaneous with game play directed to the customer or full screen when the gaming machine is not being played and is in "idle" mode. AdVision™ can be used to extend the reach and effectiveness of an enterprise digital signage strategy.

CRMVision™ — is a robust customer relationship management (CRM) system. It uses an operator's existing player tracking system or related data to create promotions and invitations that target a specific customer group. Utilizing this module, operators will be able to market to a player directly at the gaming machine, allowing the player to earn extra rewards and other incentives while the operator has the opportunity to drive customer behavior while they are still on property.

Gaming Applications

NumberVision® – provides the ability to offer incremental, life-changing jackpot games (lottery, keno, bingo) at the gaming machine which is popular with players and highly profitable to a gaming operator.

WagerVision® – allows a customer to place a race or sports wager from the gaming machine. WagerVision® combined with Live TV will allow players to wager and watch. This provides unprecedented convenience to existing race and sports aficionados and extends the reach of race and sports to new players.

BonusVision® – displays existing progressives (meters, marketing, celebration experiences) directly to the gaming machine. Operators can now deliver messaging to the main game screen as well as secondary and peripheral displays.

PromoVision® – allows a gaming operator to offer targeted promotions and incentives based upon player demographics, game segmentation, time periods and other triggering events.

In addition to the PlayerVision applications identified above, it is our mission to develop new applications that will position PlayerVision as a platform for a variety of new multimedia and gaming functions.

We have received final regulatory approval from Nevada and Gaming Laboratories International (GLI), an independent accredited testing laboratory, for two applications on our PlayerVision 2 platform; AdVision and Live TV, on several different gaming machine platforms.  We have also received GLI approval for NumberVision on our PlayerVision 2 platform.  PlayerVision 3 is the next generation of our PlayerVision system.  It is more robust and scalable than our PlayerVision 2 platform and has become our go-to-market product.  The following applications will be submitted for regulatory review and approval to Nevada and GLI in April 2009 in regards to our PlayerVision 3 platform:  Beverage on Demand, ServiceVision, ValetVision, AdVision, Live TV, Casino Tunes, You Tube, and VoyeurVision.  Because these eight software applications do not interface with the slot accounting system and the regulators are familiar with the earlier PlayerVision 2 platform, we expect a shorter approval time period from the regulators.  We expect to submit WagerVision and NumberVision for regulatory approval from Nevada and GLI on the PlayerVision 3 platform sometime between June and August 2009.  Because the regulatory approval of new gaming applications is a complex process, we may experience delays in developing and introducing the PlayerVision 3 applications.  Because of the substantial ongoing costs of the PlayerVision system, we will continue to require substantial third-party financing, in addition to any funds from operations, to pursue our business plan.  During 2008 we raised over $14 million in private placements, and we estimate that we will need to raise at least another $10 million in 2009 in order to accomplish our 2009 plan.  We expect to raise the additional funds through one or more private placements and master lease equipment financings (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).  No assurance can be given that we will be able to raise such additional funds or complete such private placements or equipment financings on terms acceptable to us, or at all.

Industry Overview

The domestic and global gaming markets have grown rapidly and consistently over most of the last decade despite some slowdown in the past year due to the macroeconomic recession. This growth has generally brought increased social and political acceptance of legalized gaming throughout many diverse societies. As a result, there is a rising public sector / municipal dependency on gaming revenues for funding of programs and projects that would not otherwise exist.  In the United States, the gaming industry is a $60.3 billion business consisting of 860 casinos spread throughout 48 states. In addition, many jurisdictions are currently pushing for liberalization of existing gaming legislation and introduction of new regulations designed to augment sources of gaming tax revenue.  Twelve states now allow commercial (non-tribal) gaming, compared to only two in 1980.

The conventional wisdom that the gaming industry is recession-proof has been challenged over the last 12 months. However, recent economic pressures have prompted new efforts to legalize casino gaming and to liberalize gaming laws to fill fiscal gaps.  Furthermore, in the current environment, operators are pressured to extract the most out of existing operations by enhancing the competitiveness of their slot machine floor at minimal investment rather than deploying cash into new or expanded equipment or facilities. While historical U.S. trends suggest a resilient recovery will eventually be at hand, through our PlayerVision product we expect to offer the casino operator a product that will enhance the gaming machine’s productivity while simultaneously enhancing the customer’s playing experience – all with little or no money up front.

PlayerVision can also be deployed outside the United States.  Casinos in jurisdictions such as Macau, Western and Central Europe, South Korea, Singapore, Australia, Japan, Vietnam, Taiwan, and the Philippines should be attracted to our product.  However, we will need to get approval from the relevant regulatory bodies prior to a roll out of PlayerVision in these jurisdictions.

1.7 million EGMs (Electronic Gaming Machines or slot machines as they are commonly referred to) were installed worldwide as of the end of 2007, with approximately 50% in North America. These machines represent the gaming industry's most resilient and predictable revenue stream and usually comprise well over 50% of total gaming revenue for the typical casino operator. The historical EGM average unit replacement cycle of 5-6 years will likely be stretched out over the next few years as the recession works its way out of the world economy.  However, new technology may disrupt the normal replacement cycle.  The last such technology was the "Ticket-In-Ticket-Out" revolution in 2000. We believe the next such revolution will be Server-Based Gaming, which allows operators to manage casino floors more effectively and efficiently.  It will also usher into the gaming industry the art of multi-tasking as the EGM will now be able to provide the player several experiences concurrently with gambling on the next pull of the handle (or more typically, the next push of the button).

Increased popularity and social acceptance of gaming as a leisure activity is also fueling the growth of server-based gaming. According to the 2008 American Gaming Association Survey of Casino Entertainment, 84% of Americans believe that casino gaming is an acceptable activity for themselves or others, an increase of 5% since 2006. The simplicity and instant appeal of EGMs versus other gambling opportunities create familiarity and adoption across the board, characterized by ease-of-use and informality. EGMs have demonstrated greater appeal than any other gaming activity. Additionally, technology has become a significant part of the gaming experience, allowing for more innovative content and customer convenience. A new younger player demographic translates into a multi-tasking "user interface" that creates new revenue opportunities.

We believe that the global casino and gaming industry, over time, will grow due to the increasing acceptance of gaming as a form of entertainment and the increasing need of various jurisdictions for increased revenue from taxes.  EGM growth is expected to grow even faster than casino growth as a result of the following:

•
Simplicity and instant appeal of gaming machines versus other games. Characterized by simplicity and informality, gaming machines have greater appeal to all eligible demographic segments of the population than any other gaming activity.

•
Continuing evolution of gaming machines. The launch of cashless technology (ticket-in/ticket-out versus coins or tokens) in 2000, the introduction of new and more sophisticated and interactive theme-based games and the increasing non-gaming functionality currently becoming available on the EGM platform.

As the gaming machine base continues to grow we believe that our target market will continue to expand.  We believe that a consistent need for improvement in gaming activities and demand for greater entertainment value for players will give us the ability to market PlayerVision aggressively and to provide gaming operators with a single solution to introduce additional functionality without a wholesale replacement of their existing gaming machines.

Our Strategy

Our strategy is to provide the premier enhancement system for the installed base of gaming machines by delivering additional wagering opportunities, cost saving opportunities, promotions, games, and other content on existing gaming machines and delivering those same applications over the newer server based deliver systems and gaming machines.  No assurance can be given, however, that we will be successful.  In order to achieve this objective, we are pursuing the following strategies:

•
Increased Revenue Potential for Operators. Our sales effort stresses the ability of our PlayerVision system to provide gaming operators with the opportunity to increase significantly the earning power and functionality of their gaming machines. Since our PlayerVision system directly interfaces with the existing video, audio, and printing functions of the machine, we are able to use the machine’s existing video screen (or attached alternatives) to deliver additional games, promotions, additional wagering opportunities, and other forms of entertainment. If desired by our customers, we have a kiosk driven ticket redemption system featuring its own accounting system separate and apart from the main slot accounting system.  We can also provide alternative viewing options if the casino operator would prefer not to use the main screen.

•
Compelling Patron Experience. We expect to offer PlayerVision as a single multimedia delivery system for a wide range of content directly on the existing screens of gaming machines. By adding PlayerVision, a gaming machine is transformed from a single use, single wager option into a multimedia experience that can deliver to the player extra wagering opportunities and targeted, promotional content in addition to traditional slot play. Through PlayerVision, the operator will be able to enhance the functionality of its existing EGMs and deliver targeted gaming opportunities and promotional content to players.  In exchange, the player will receive an enhanced playing experience, information about promotions, entertainment, and dining opportunities, and the opportunity to win jackpots and other prizes.

•	Reduce operating costs. Through our Beverage on Demand feature, an operator may be able to cut its drink delivery costs approximately in half.

•
Low Operator Risk. As an alternative, we expect to offer the gaming operators the ability to substantially reduce operating cost, extend the replacement cycle and increase significantly the earning power and functionality of their existing gaming machines at little or no up front capital cost. This strategy involves installing PlayerVision at little or no up front capital cost to gaming operators in exchange for recurring software license fees.

•
New Applications. We plan to continue the development of innovative applications to be delivered through our PlayerVision system. To date, we have designed our PlayerVision system to deliver advertisements, multimedia content, casino services, promotional materials, and wagering opportunities.  Since PlayerVision engages the existing video, audio and printing functions of the gaming machine, and since our kiosk driven ticket redemption system features its own path to the slot accounting system, we believe that our PlayerVision system can be used as a platform to deliver a wide array of casino services, multimedia or gaming content directly to patrons.

PlayerVision is a single, flexible, and dynamic platform that can be used to deliver casino services, multimedia or gaming content developed either by us or third parties. Because of the integration of PlayerVision with all of the functions of the gaming machine, we expect that PlayerVision can be used by gaming operators to control all aspects of their gaming machines. By establishing our PlayerVision system as the premier enhancement system for the installed base of gaming machines, we believe that we will be able to establish a significant barrier to entry for any potential competitors.

PlayerVision System

With deployment of PlayerVision, players will at once enjoy a multi-wagering/multi-tasking immersive experience that results in a substantial increase in percentage of wallet for the operator. A powerful retrofit solution, we expect that PlayerVision will enable operators to reduce operating costs and increase efficiencies for both new and legacy gaming floors, featuring;

•	On-the-fly machine "customization" by casino and customer at minimal cost, using existing slot screens for a variety of innovative applications;

•	Increased time on device with added wagering and targeted marketing;

•	Beverage-on-demand, allowing reduced head count with improved player experience;

•	On-demand multimedia offering private access to shows, products and services.

We expect to offer PlayerVision at a little to no up front capital cost to the operator in exchange for recurring license fees, thereby increasing earning power and functionality of gaming machines without financial risk.

Slot operations serve as the primary source of revenue in almost any gaming operation. In need of sources of incremental revenue and cost savings, the industry is primed for a technology that utilizes the processing power now available through server-based environments. By installing off-the-shelf CPUs into any EGM (a 30-minute process), PlayerVision converts a single-use slot machine into a multi-dimensional revenue generator and cost container. We believe we are the developer/owner of some of the most significant IP and technology in the industry related to deployment of server-based gaming applications.  No assurances can be given that the deployment of server-based gaming applications will be successful or that our IP and technology will play a significant role in server-based gaming applications.

Casino Games

We operate two keno games, Nevada Numbers and The Million Dollar Ticket, and collect royalties on several bingo style games. The revenue generated from our casino games is primarily based on collecting per ticket or per game fees from our various customers.  On March 31, 2009, our contract with Treasure Island to maintain the $3.9 million base jackpot bankroll for Nevada Numbers and The Million Dollar Ticket expired, and we shut down the games as a result.  We expect to restart the games as soon as we find funding for the $3.9 million base jackpot.

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

Although Nevada Numbers has traditionally been limited to the keno lounges of casinos, we are taking measures to expand its visibility.  First, we have incorporated Nevada Numbers as part of NumberVision.  Through NumberVision, we propose to position Nevada Numbers as a dynamic game that will give players the opportunity to win a progressive jackpot of at least $5.0 million. Second, subject to regulatory approval of NumberVision, we will market the game to third-party race and sports books for use on their existing wagering terminals.

The Million Dollar Ticket

Based on the classic keno game, The Million Dollar Ticket offers the chance to win $1.0 million and a progressive jackpot. In order to win the $1.0 million and the progressive jackpot, the player must pick 10 numbers correctly out of 20 drawn from a pool of 80. Although the distribution of The Million Dollar Ticket is limited, we are anticipating growth in 2009 by making the game available in third-party race and sports book locations.

Super Bingo Games

Super Bingo Games are odds-based bingo games with life-changing prizes that are offered as side bets to existing bingo games.  We offer these games at various jackpot levels-as high as $500,000 in some cases.  We purchase insurance for the larger jackpots.  Our Super Games are structured so that the bingo operator is guaranteed a profit for each wager made.  We have placed Super Bingo Games in seven Nevada casinos and eighteen non-Nevada locations.  We expect to grow the Super Bingo Games segment in both Nevada and non-Nevada locations throughout 2009.

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

Other Businesses

We also generate revenue through various keno participation agreements and the maintenance of our equipment under service contracts.

•
Nevada Keno and Related Participation Agreements. Through agreements with participating casinos, we offer Nevada Keno, a “satellite-linked’’ traditional keno game played in multiple casinos.  Nevada Keno was temporarily discontinued on February 29, 2008, and then restarted in the fall of 2008. We are currently operating Nevada Keno in two casinos.  However, we believe we will soon be operating in 2-3 more.  However, no assurances can be given that we will operate Nevada Keno in additional casinos.  Additionally, principally in Nebraska, we provide equipment in return for a share in the revenue generated in various keno salons.

•	Service Contracts. Most of our customers that purchase keno and bingo equipment also purchase a service contract from us to provide routine maintenance for the equipment.

            RoutePromo

RoutePromo is designed to deliver promotional tickets or vouchers to players upon the occurrence of an event specified by the operator, such as hitting a four-of-a-kind or better on a video poker machine.  The key feature of RoutePromo is its ability to recognize a specified event generated by the game and deliver the programmed response to the specified event.

RoutePromo is designed to work as follows:

•	first, the operator specifies the events that will trigger RoutePromo, such as a four-of-a- kind or better on a video poker machine;

•	second, upon the occurrence of the specified event, RoutePromo is activated and a message is sent to the gaming machine to issue a promotional ticket or voucher;

•	third, the gaming machine alerts the player and prints the free promotional ticket or voucher; and

•	fourth, the gaming machine returns to its original state.

We currently charge a fixed monthly fee for the ability to offer RoutePromo.

Through our agreement with United Coin Machine Company, the largest slot route operator in Nevada, we developed a variation of our keno game called The Million Dollar Ticket, known as the Gamblers Bonus Million Dollar Ticket, to be used in conjunction with RoutePromo.  Gamblers Bonus Million Dollar Ticket is a free promotional game that gives players the chance to win various prizes, including a $1.0 million grand prize, by matching numbers on their promotional tickets with numbers picked in a random weekly drawing.  Under our agreement, we are obligated to provide software, hardware, and support to United Coin for the game.  In addition, we are financially responsible for the payouts associated with the game.  In return, United Coin is obligated to pay us $1.25 for each ticket distributed.  During the second quarter of 2008, we rolled out Gamblers Bonus Million Dollar Ticket at approximately 100 United Coin route locations.  On January 31, 2009, we closed down the game because there was little interest among bar owners and convenience store owners to offer an expensive promotion in difficult economic times.

Manufacturing

We outsource the manufacturing of the various components of our PlayerVision 3 system to Apple, Hitachi, and various other key suppliers.  Lead times for certain key components can be as long as eight weeks.

Marketing and Distribution

PlayerVision

As part of our objective to provide the leading single multimedia and game delivery system, we have started to implement a plan that will market our PlayerVision system to customers through direct and indirect channels. Our plan involves the following steps:

•
Direct Sales Efforts. Through the hiring of additional personnel to our sales and marketing staff, we will market PlayerVision to operators located primarily in North America and to Native American tribes. As part of our direct sales efforts, we attend trade shows, such as G2E in Las Vegas, Nevada.

•
Strategic Partnerships. We supplement our direct sales efforts by targeting third-party distributors and regional operators.  IGT and Ebet are key examples of entities that we expect will be distributing our product.  By forming strategic relationships with these parties, we hope to gain access to smaller and more fragmented markets around the globe and secure the broadest placement for PlayerVision.

We plan to conduct all of our sales and marketing efforts from our headquarters in Las Vegas, Nevada. Although we do not have any current plans to open any sales offices, we will review the need for such additional offices in response to the needs of our customers and our strategic partners.

Casino Games

We license our games directly to casinos. We make initial contacts through the mailing of marketing materials, referrals, or direct solicitation by our employees and marketing agents. We promote licensed games to the general public using various types of media, including billboards, newspapers, magazines, radio, and television. Advertising within a particular casino may include advertisement on strategically placed LCDs, table tents, flyers, signs on the tops of gaming machines, and show cards to stimulate curiosity and game play.

Keno and Bingo Systems and Supplies.

We are one of the world’s few keno equipment suppliers. Most sales in this area result from unsolicited inquiries or direct solicitation of customers by our sales staff. The marketplace for bingo equipment, electronic playing devices, and supplies in Nevada is relatively small, consisting of approximately 40 potential customers. However, we believe that the recent introduction of wireless gaming devices into the marketplace in Nevada and other jurisdictions may increase the potential market for bingo-related products. No assurance can be given that the market for bingo-related products will increase.  Direct sales to the casino are the primary means of sale for these products. The marketplace for gaming supplies is large and geographically dispersed. Our primary marketing tool is a catalog that we periodically distribute to our customers and potential customers.

Competition

PlayerVision System

We encounter significant competition in the market for innovative gaming technologies that deliver interactive gaming, animated content, and cross-promotional opportunities to gaming operators. The key competitive factors are functionality, accuracy, reliability, and pricing. We believe that PlayerVision is a single, integrated solution because of the following:

•	PlayerVision uses the existing primary screen of the gaming machine or a smaller secondary video screen or a mounted side screen;

•	PlayerVision engages the existing video, audio and printing functions of the gaming machine regardless of the manufacturer;

•	PlayerVision involves little or no up front capital cost to gaming operators; and

•	PlayerVision delivers a broad range of functionalities.

We are unaware of any other product that delivers casino services, multimedia and gaming content through the existing various screens of gaming machines. Although we face competition from products that use smaller secondary video screens and cost thousands of dollars, such as iView developed by Bally Systems and NexGen developed by International Game Technology, we expect to be able to deliver content for little or no up front capital cost and deliver the content directly to the patron through all existing screens rather than just an auxiliary 2x6-inch screen. In terms of deployment, we believe that there is no one else offering a content delivery system for existing gaming machines on the main screen.

Since we are able to use all existing screens of a gaming machine, as well as its existing video, audio and printing functions, we expect to offer to gaming operators a solution that requires little or no up front capital cost, involves minimal installation time, and interfaces with virtually all gaming machines. In addition, although there are products that deliver advertising or promotional content through secondary video screens installed onto gaming machines, we do not believe that there are currently any products that can deliver the additional wagering opportunities that PlayerVision can or any products that can provide an expandable platform for additional content on the existing screens of gaming machines.

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

Keno and Bingo Systems and Supplies.

The keno and bingo systems and supplies industry is characterized by limited competition. We compete primarily with other companies that provide keno and bingo systems, including electronic systems, keno, bingo supplies, and related services. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Our key competitor is XpertX in the keno market. We compete by providing superior service, lower prices, innovative games, and a quality fully functional keno system.

Research and Development

Our research and development efforts focus on developing new applications for our PlayerVision system and reducing its cost. During 2008 we considerably expanded our internal R&D effort by employing 5 new software engineers, one of which became our Chief Technical Officer in March 2008.  In addition to our own research and development staff, we plan to engage, from time to time, independent consultants and advisors to assist us.

Intellectual Property and Other Proprietary Rights

We hold several patents, including a patent related to Nevada Numbers.  We have been recently issued a patent for “closed loop,” a key application in our PlayerVision technology.  In addition, we have several more patents pending with respect to the PlayerVision system and certain of its various applications. We also hold several trademarks filed with the state of Nevada and the U.S. Patent and Trademark Office, including trademark rights to PlayerVision, Nevada Numbers and The Million Dollar Ticket, and other intellectual property that is protected by federal copyright and trade secret laws.

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

We may not be able to obtain effective patent, trademark, service mark, copyright, and trade secret protection in every country in which our products are used. We may find it necessary to take legal action to enforce or protect our intellectual property rights or to defend against claims of infringement, and such actions may be unsuccessful.  In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.  Significant amounts could be expended to defend and protect our intellectual property.  Moreover, our competitors may develop products or technologies similar to ours without infringing on our intellectual property rights.

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

Jurisdictions in which we, and specific personnel, where required, have authorizations with respect to some or all of our products and activities include New Jersey, Nevada, Mississippi, Arizona, Nebraska, Oregon, Washington, Iowa, Minnesota and Montana. In addition to these jurisdictions, we have authorizations with respect to certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos. These tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations.

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

All gaming devices that are manufactured, sold, or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed and sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play.  The Chairman of the Nevada State Gaming Control Board must administratively approve associated equipment before it is distributed for use in Nevada. Inter-casino linked systems must also be approved by the Nevada Gaming Commission. The approval process for an inter-casino linked system includes rigorous testing by the Nevada State Gaming Control Board, a field trial, and a determination as to whether the inter-casino linked system meets standards that are set forth in the regulations of the Nevada Gaming Commission. On November 19, 2001, we received the final approval of the Nevada Gaming Commission for our inter-casino linked system known as Nevada Numbers. In November 2007, we received final approval from Nevada for our AdVision and Live TV software applications on the PlayerVision 2 platform on IGT Game

King Machines only. In addition, the Nevada Gaming Control Act requires any person, such as our company as an operator of an inter-casino linked system, that receives a share of gaming revenue from a gaming device operated on the premises of a licensee, to remit and be liable to the licensee for that person’s proportionate share of the license fees and tax paid by the licensee. The gross revenue fees for non-restricted locations are 6.75% of gross revenue, which is equal to the difference between amounts wagered by casino players and payments made to casino players. Significant increases in the fixed fees or taxes currently levied per machine or the fees currently levied on gross revenue could have a material adverse effect on our operations.

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

For gaming device and system approvals, most jurisdictions in the United States, including most Native American tribes and state regulatory agencies, accept testing results from GLI, a leading private gaming device and systems testing laboratory. GLI also provides testing services for over 400 gaming regulatory bodies worldwide. GLI has already approved NumberVision, AdVision and Live TV on our PlayerVision2 platform.  We expect to submit for approval all of our software applications on the PlayerVision 3 platform sometime between June and August 2009.  If necessary, we also plan to apply directly for approvals from those jurisdictions that do not accept GLI testing results for certain devices and systems, such as New Jersey, Pennsylvania, and Montana.

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

Employees

As of December 31, 2008, we had 48 full-time employees, 22 of whom were involved in keno and bingo operations, 8 of whom were involved in engineering and research and development, 5 of whom were involved in sales, and 13 of whom were involved in finance and administration. With the implementation of our new business focus on our PlayerVision system, we anticipate an increase in employees dedicated to developing and growing this business in the third quarter of 2009.  Our employees are not subject to any collective bargaining agreement with us. We have never experienced a work stoppage, and we believe our employee relations to be good.

Corporate History

We were incorporated in the State of Nevada on April 28, 1998.

ITEM 1A.    RISK FACTORS.

Not required.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not required.

ITEM 2.     PROPERTIES.

Our headquarters are located at 4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada, 89118, which is comprised of approximately 8,200 square feet of office space and 10,000 square feet of warehouse space under a lease agreement recently extended to May 31, 2009.  This space adequately meets our facility and capacity requirements; however, we are currently evaluating our alternatives as we plan to move to another location.  We also have a Reno, Nevada office consisting of approximately 7,500 square feet of space under a recently executed lease that expires in 2012, and an Omaha, Nebraska service office consisting of approximately 880 square feet of space under a lease expiring on November 30, 2010.

ITEM 3.    LEGAL PROCEEDINGS

On September 12, 2007, IGT filed a lawsuit against us in the United States District Court of Nevada captioned IGT v. Las Vegas Gaming, Inc., case no. 3:07-cv-00415-BES-VPC alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT was seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by LVGI if LVGI’s PlayerVision were deployed in the marketplace.  On June 12, 2008, IGT and LVGI jointly filed a “stay” of the lawsuit and began settlement negotiations.  On October 14, 2008, pursuant to the settlement effective September 30, 2008, the case was dismissed with prejudice.

On September 15, 2008, Steven Brandstetter and J & S Gaming filed a lawsuit against us, among other defendants, in Department 11 of the Nevada Eighth Judicial District Court captioned Brandstetter, et al. v. Bally Gaming, Inc., et al., case no. 08-A-571641-C alleging against us claims of breach of contract, misrepresentation, breach of fiduciary duty and unjust enrichment regarding a non-disclosure agreement executed in May 2002 pertaining to the plaintiffs’ gaming concepts.  The plaintiffs are seeking monetary damages, including attorney’s fees and costs.   We filed an answer to the complaint on December 8, 2008 citing eighteen affirmative defenses.  Depositions have been scheduled for some of the executives of the larger company defendants.  No depositions have been requested of any of our executives.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, that may be issued in one or more series.

Common Stock

Our Board of Directors has designated two series of common stock, one referred to as “Common Stock’’ and the other referred to as “Common Stock Series A.’’  As of December  31, 2008, there were no shares of our Common Stock outstanding and 14,849,690 shares of our Common Stock Series A outstanding held of record by 575 stockholders.  There is no active market for our Common Stock or our Common Stock Series A.

Each share of Common Stock and Common Stock Series A has identical rights and privileges in every respect. Each holder of either Common Stock or Common Stock Series A has the right to cast one vote for each share held of record on all matters submitted to a vote of our holders of common stock. The holders of either series of common stock vote together as a single class except to the extent that voting as a separate class or series is required by law. The holders of both series of common stock are entitled to receive dividends on a pro rata basis, payable in cash, stock, or otherwise, as may be declared by our Board of Directors out of any funds legally available for the payment of dividends, subject to the rights of holders of any outstanding preferred stock. We did not declare any cash dividend on our Common Stock or Common Stock Series A in fiscal 2008 or 2007. Upon our liquidation, dissolution or winding-up, the holders of both series of common stock will be entitled to receive after distribution in full of any preferential amounts owed to debt holders or holders of our preferred stock, all of the remaining assets available for distribution ratably in proportion to the number of shares of common stock held by them. Neither series of our common stock provides holders with preferences or any preemptive, conversion or exchange rights. There are no redemption or sinking fund provisions applicable to either series of common stock.

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

Our Board of Directors has designated the following six series of preferred stock, where the conversion ratio, the authorized number of shares and the outstanding number of shares for each series are provided:

•	“Series B Convertible Preferred Stock’’ – convertible into Common Stock Series A on a one-to-five basis, 76,750 shares authorized and 50,000 shares outstanding as of December 31, 2008;

•	“Series E Convertible Preferred Stock” – convertible into Common Stock Series A on a one-to-one basis, 810,800 shares authorized and 810,800 shares outstanding as of December 31, 2008.

•
“Series F Convertible Preferred Stock” – convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  There are 200,000 shares authorized and 200,000 shares outstanding as of December 31, 2008.

•
“Series G Convertible Preferred Stock” – convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  There are 150,000 shares authorized and 150,000 shares outstanding as of December 31, 2008.

•
“Series H Convertible Preferred Stock” – convertible into Common Stock Series A at the lower of $2.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  There are 98,500 shares authorized and 98,500 shares outstanding as of December 31, 2008.

•	“Series I Preferred Stock” – convertible into Common Stock Series A on a one-for-one basis. There are 4,693,878 shares authorized and 4,693,878 shares outstanding as of December 31, 2008.

In October 2008, we filed Certificates of Withdrawal with the Nevada Secretary of State whereby we withdrew the designations of our Series A, Series C and Series D Convertible Preferred Stock, as no shares of these series were then outstanding.  Except for Series F, G and I, none of our series of preferred stock have dividend rights. In 2008, we paid $97,233 in dividends to the holders of our Series F and G Convertible Preferred Stock.  Except for Series I, none of our series of preferred stock have voting rights.  With respect to the rights upon liquidation, dissolution, or winding up, our preferred stock ranks senior to both series of common stock, but junior to any existing or future indebtedness. Among the holders of our outstanding preferred stock, the following preferences upon liquidation, dissolution or winding up are applicable:

•
first, holders of Series F Convertible Preferred Stock are entitled to receive $5.00 per share before Series I, Series B, Series E,  Series G and Series H Convertible Preferred Stock as to the $1,000,000 jackpot bankroll reserve for our Gamblers Bonus Million Dollar Ticket game;

•	second, holders of Series I Preferred Stock are entitled to receive $2.45 per share;

•	third, holders of Series B Convertible Preferred Stock are entitled to receive $5.00 per share;

•	fourth, holders of Series E and G Convertible Preferred Stock are entitled to receive $5.00 per share; and

•	fifth, holders of Series H convertible Preferred Stock are entitled to receive $5.00 per share.

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

The conversion date for the Series A Convertible Preferred Stock was March 15, 2007. Accordingly all 536,400 shares of Series A Convertible Preferred Stock were converted into 536,400 shares of Common Stock Series A. To holders of Series B Convertible Preferred Stock, we advised said holders of their right to exchange one-half of their respective shares of Series B Convertible Preferred Stock for either the return of their original investment (i.e., $5.00 per share) or five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  We have also notified holders of our Series B Convertible Preferred Stock that they may convert all of their shares into shares of Common Stock Series A on the same basis. The holders of our Series B Convertible Preferred Stock had until May 13, 2007 to make their decision. At December 31, 2007, holders of 179,890 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 899,450 shares of Common Stock Series A. We also redeemed 35,900 shares of Series B Convertible Preferred Stock at $5.00 per share for a total redemption of $179,500 during the year ended December 31, 2007.  Late in 2007, pursuant to an agreement with Treasure Island Las Vegas, Treasure Island began maintaining the required base jackpot bankroll of $1 million for our Million Dollar Ticket game.  We sent a letter dated January 28, 2008 to holders of our Series B Convertible Preferred Stock informing them that they had 90 days to exchange their shares on a one-to-five basis for Common Stock Series A or receive $5.00 in cash per share for their shares of Series B Convertible Preferred Stock.  At December 31, 2008 only 50,000 Series B preferred shares remained outstanding.

During 2008, all shares of Series C and D Convertible Preferred Stock were converted to Common Stock Series A.

During the year ended December 31, 2008, holders of 52,850 shares of Series B Convertible Preferred Stock converted their shares on a one-to-five basis for 264,250 shares of Common Stock Series A.  We also redeemed 27,500 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $137,500 during the year ended December 31, 2008.

Options

As of December 31, 2008 we had outstanding options to purchase an aggregate of 2,645,900 of our Common Stock Series A at exercise prices ranging from $1.00 to $5.00 per share, with a weighted average exercise price of $3.36 per share.

Warrants

As of December 31, 2008, we had outstanding warrants to purchase an aggregate of 6,010,309 shares of our Common Stock Series A at exercise prices ranging from $1.00 to $5.00 per share with a weighted average exercise price of $2.08 per share.

Unregistered Sales of Equity Securities

During the year ended December 31, 2008, holders of 52,850 shares of Series B Convertible Preferred Stock converted their shares on a one-to-five basis for 264,250 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.  We also redeemed 27,500 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $137,500 during the year ended December 31, 2008.

During the year ended December 31, 2008, holders of 35,000 shares of Series C Convertible Preferred Stock converted their shares on a one-to-five basis for 175,000 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

During the year ended December 31, 2008, holders of 125,000 shares of Series D Convertible Preferred Stock converted their shares on a one-to-one basis for 125,000 shares of Common Stock Series A.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

During the year ended December 31, 2008, we issued 67,000 shares of our Series E Convertible Preferred Stock raising $335,000.  In February 2008, we closed our Series E Convertible Preferred Stock offering with a total of 810,800 shares issued and $4,054,000 raised.  During the year ended December 31, 2007, we issued 392,800 shares of Series E Convertible Preferred Stock and raised $1,964,000.

The holder of Series F Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and before Series I, Series B, Series E, Series G and Series H Convertible Preferred Stock as to the $1,000,000 jackpot bankroll reserve for our Gamblers Bonus Million Dollar Ticket game.  On May 9, 2008, we issued 200,000 shares of Series F Convertible Preferred Stock which carries a 12% dividend rate which is cumulative and payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series F Convertible Preferred Stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  On January 31, 2009, we discontinued the Gamblers Bonus Million Dollar Ticket game and the jackpot bankroll reserve of $1,000,000 was transferred to our Nevada Numbers game.

The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series F, I, and B Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a 12% dividend rate which is cumulative and payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock. Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

The holders of Series H Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series F, Series I, Series B, Series E and Series G Convertible Preferred Stock.  During the year ended December 31, 2008, we issued 98,500 shares of Series H Convertible Preferred Stock at a price of $5 per share for a total capital raise of $492,500.  The Series H Convertible Preferred offering closed June 21, 2008.  Series H Convertible Preferred stock is convertible into Common Stock Series A at the lower of $2.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

On October 1, 2008, we acquired the tangible and intangible assets of AdLine Network Holdings Inc. (AdLine), AdLine Media LLC, AdLine Network LLC and Freeview Network LLC for 750,000 shares of our Common Stock Series A.  The intent of the transaction was to reacquire and consolidate all of the rights associated with various technologies and intellectual property licenses held by AdLine, including the license previously granted to AdLine.  The transaction was structured as an asset purchase to ensure the complete reacquisition of the licenses and technologies.  Any other assets acquired were immaterial and incidental.  The purchase price of $1,500,000 was allocated as follows:  $80,000 to fixed assets, $4,117 to miscellaneous expense and $1,415,883 to goodwill. In addition, one of the owners of AdLine received a one-year consulting agreement with LVGI for $15,000 per month.

On October 1, 2008, IGT signed an investment agreement as of September 30, 2008, with us for 4,693,878 shares of our Series I Preferred Stock at $2.45 per share, or a total investment of $11.5 million.  The Series I Preferred Stock is convertible on a one-for-one basis into shares of our Common Stock Series A.   The transaction closed on October 24, 2008.  IGT had previously advanced $1.5 million of this total investment pursuant to an agreement dated July 17, 2008, as amended, so the net proceeds received by the Company on October 24, 2008 was $10 million.  IGT also received a warrant to purchase 1.5 million shares of our Common Stock Series A at an exercise price of $2.45 per share.  The warrants have a three-year term and are fully vested.  The shares of Series I Preferred Stock carry a dividend rate of 6.5% payable initially on January 1, 2010 and vote on an as converted basis, on all matters submitted to the Company’s stockholders.  Based on the fully diluted outstanding shares of the Company, IGT is entitled to one seat on the Company’s Board of Directors, which to date they have not chosen to activate.  In addition, IGT forgave a receivable from the Company from a prior legal settlement for $614,027 (see Note 6).  Also on October 1, 2008, we signed three agreements with IGT which became part of the legal settlement with IGT:  1) the Retrofit License Agreement, 2) the License and Application Support Agreement and 3) the Intellectual Property Access Agreement.  On October 14, 2008, the legal case with IGT was dismissed by the Court with prejudice.

During the year ended December 31, 2008, 1,510,917 shares of Common Stock Series A were issued pursuant to the following:  1) 750,000 shares for the purchase of the remaining assets of Adline Network Holdings LLC (AdLine), AdLine Media LLC, AdLine Network LLC, and Freeview Network LLC, which allowed us to reacquire and consolidate all the rights associated with various technologies and intellectual property licenses held by AdLine, including the license previously granted to AdLine; 2) 500,000 shares as an incentive for the Preferred Series F and G transactions; and 3) 260,917 shares as payment for employee, consultant and board services.  We also issued 53,750 shares of Common Stock Series A to retire $107,500 of long-term debt.  In addition, we issued 55,361 shares of Common Stock Series A to employees in lieu of salary and sold 10,100 shares to present stockholders.  These transactions were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuances did not involve any public offerings.

ITEM 6.    SELECTED FINANCIAL DATA.

Not required.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         Overview

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and Million Dollar Ticket.  On March 31, 2009, because of the expiration of our contract with Treasure Island whereby Treasure Island had agreed to maintain the $3.9 million base jackpot bankroll, we shut down Nevada Numbers and Million Dollar Ticket.  We we expect to restart the games as soon as we find funding for the $3.9 million base jackpot.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with one of the larger slot route operators in Nevada.  We subsequently shut this game down on January 31, 2009.  Although we have recently focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, we have not generated significant revenues to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry.  Due to our focus on the development of our PlayerVision system, we have incurred expenses in excess of our revenue and have generated losses for 2007 and 2008.

We have received regulatory approval from Nevada with respect to RoutePromo, and we have received regulatory approval from Nevada and GLI for AdVision and Live TV on IGT Game King, WMS, and Aristocrat machines on our PlayerVision 2 platform.  We have also received approval from GLI with respect to NumberVision on our PlayerVision 2 platform. PlayerVision 3 is the next generation of our PlayerVision system.  We expect that the following applications will be submitted for regulatory review and approval to Nevada and GLI in early April, 2009 with respect to our PlayerVision 3 platform: Beverage on Demand, ServiceVision, ValetVision, AdVision, Live TV, Casino Tunes, You Tube, and VoyeurVision.  Because these eight software applications do not interface with the slot accounting system and because the regulators are familiar with the earlier PlayerVision 2 platform, we expect a shorter approval time period from the regulators.  We expect to submit WagerVision and NumberVision for regulatory review and approval on the PlayerVision 3 platform in Nevada and GLI sometime between June and August 2009.  Because the regulatory approval of new gaming applications is a complex process, we may experience delays in developing and introducing the PlayerVision 3 applications.

We will continue for the first three quarters of 2009 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules, and we will face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system without substantial generation of revenues during this time, we will be using cash, and we will require funds from third party financing sources, in addition to funds from operations, to sustain our operations in 2009.  See discussion in “Liquidity – Outlook” below.

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

Our intangible assets consist of key patents and technology rights with a five year life related to PlayerVision which went to market for the first time during the fourth quarter of 2007.  We recorded an intangibles impairment charge of $606,667 during the year ended December 31, 2008 as we have abandoned our plans to develop and market “at home” wagering.

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses at December 31, 2007 and 2008 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.  Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective in 2007, based on its evaluation, management determined that FIN 48 did not have a material effect on either our net operating loss carryforwards, the related deferred tax assets or valuation allowance, or our deficit at January 1, 2007.

Recent Accounting Pronouncements

             In December 2007, the FASB issued SFAS 141R, Business Combinations, which will significantly change the accounting for business combinations and certain other covered transactions.  Also, in April of 2008, the FASB issued FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141R.  FSP SFAS 141R-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined). Both SFAS 141R and FSP SFAS 141R-1 will be applicable for us prospectively only to business combinations and other covered transactions for which the acquisition date is during or after 2009.  Because we are not now contemplating any covered transactions after their effective date, we currently do not expect either SFAS 141R or FSP SFAS 141R-1 to have a material effect on our future financial position, results of operations, and operating cash flows.

           In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, which establishes new accounting for the noncontrolling interest in a subsidiary or consolidated variable interest entity and requires that a parent recognize a gain or loss when a subsidiary is deconsolidated and measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 will be effective for 2009, and earlier adoption is prohibited.  Since we do not now have and do not contemplate acquiring any interest in subsidiaries or consolidated variable interest entities with noncontrollling interest, we currently expect that SFAS 160 will not have an impact on or future financial position, results of operations and operating cash flow.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of SFAS 133.  SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on January 1, 2009, and the effect, if any, on our financial statements will be limited to requiring certain additional limited disclosures.

Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenue.  Casino games revenue for the year ended December 31, 2008 increased $667,000 or 35.9%, to $2,526,000 from $1,859,000 for the year ended December 31, 2007. The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $512,000 offset by a decline in Nevada Numbers of $182,000 and a decline in Million Dollar Ticket revenue of $8,000.  In addition we launched our Gamblers Bonus Million Dollar Ticket in April 2008, which generated $332,000 of new revenue.

Product sales for the year ended December 31, 2008 decreased by $565,000 to $1,255,000 or 31.0% from $1,820,000 for the year ended December 31, 2007. Keno equipment sales amounted to $225,000 for the year ended December 31, 2008 compared to $647,000 during the year ended December 31, 2007, as new system purchases are being deferred into 2009.  Bingo equipment and supplies also decreased by $197,000 from $702,000 during the year ended December 31, 2007 to $505,000 during the year ended December 31, 2008 as we continue to lose market share due to the loss of our bingo electronics business in February 2007.

Other revenue for the year ended December 31, 2008, declined by $386,000 or 27.9%, to $998,000 from $1,384,000 for the year ended December 31, 2007. Bingo electronics revenue decreased from $70,000 for the year ended December 31, 2007 to $0 for the year ended December 31, 2008, as we lost our bingo electronics distributor agreement early in 2007. Revenue from Keno route and participation agreements decreased from $655,000 for the year ended December 31, 2007 to $360,000 for the year ended December 31, 2008 as we closed our Keno route business on February 29, 2008 due to renovation at one of our key customers locations and reopened at two locations in September 2008.

Costs and Expenses.  Cost and expenses of casino games for the year ended December 31, 2008, increased by $2,091,000 or 242.3%, to $2,954,000 from $863,000 for year ended December 31, 2007. The increase resulted primarily from the decrease in jackpot expense during the year ended December 31, 2007, as the Nevada Numbers jackpot was won for the first time in the history of the game, and we were able to discount the jackpot payment at the prime rate rather than the 20-year Treasury bond rate as had previously been applied in calculating our progressive jackpot liability.  Accordingly, the decrease includes a $780,000 credit for this change.  Inclusive of the credit, our games jackpot expense increased by $1,639,000 during the year ended December 31, 2008 due to the accumulation of interest rates declines and its effects on our jackpot liability account.

In addition, games salaries increased by $173,000 for the year ended December 31, 2008 compared to December 31, 2007 as we hired a business unit leader for bingo in February 2008.  Our jackpot expense for Super Coverall Bingo increased by $286,000 for the year ended December 31, 2008 compared to the same period in 2007 consistent with our increase in this game’s revenue.

Product costs and expenses for the year ended December 31, 2008, increased $254,000 or 24.1% to $1,307,000 from $1,054,000 for the year ended December 31, 2007 as we had a market write-down of our PlayerVision 2 inventory of $678,000 for obsolescence as it has been replaced by a more robust PlayerVision 3 platform which is the product we are now taking to market.

Other cost and expenses for the year ended December 31, 2008, decreased $113,000 or 8.4% to $1,232,000 from $1,344,000 for the year ended December 31, 2007 consistent with the decline in other revenues.  Gross margin also decreased to (23.4)% for the year ended December 31, 2008 compared to 2.9% for the year ended December 31, 2007 due to lost profits from the bingo electronic distribution agreement being canceled, and additional salaries of $23,000.

Other Operating Expenses. Selling, general and administrative expenses for the year ended December 31, 2008 decreased $49,000 or 0.7% to $6,647,000 from $6,696,000 compared to the same period in 2007.  We have decreased our administrative infrastructure through salary reductions of $370,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007.  In addition, consulting and professional fees have increased by $371,000 during the year ended December 31, 2008 compared to the same period in 2007.  The increase in consulting and professional fees is primarily related to consulting costs for capital raising and legal fees incurred in defending and negotiating the settlement of the IGT lawsuit.  Advertising and promotion has decreased by $145,000 as we reduced advertising costs to promote PlayerVision during the year ended  December 31, 2008 compared to the same period in the prior year.  Our software and additional maintenance costs have increased by $74,000 during the year ended December 31, 2008, as we are using third-party software as our primary data management tool.

Research and development costs for the year ended December 31, 2008 have increased by $369,000 or 39.6% to $1,407,000 from $1,038,000 for the year ended December 31, 2007 due to the addition of three engineers to our staff.

Depreciation and amortization for the year ended December 31, 2008, increased $590,000 or 69.0%, to $1,445,000 from $855,000 for the year ended December 31, 2007, as a result of the write off of the technology rights associated with “at home” wagering as this intangible asset is no longer part of our strategic product plan in the future.

Finance Costs.  Finance costs for the year ended December 31, 2008, increased $822,000 or 51.7% to $2,413,000 from $1,591,000 for the year ended December 31, 2007. The increased finance costs related to the recording of the fair market value of the derivative liability and the increased finance costs from the debt modifications to the CAMOFI note in 2007 and May 2008 and the loss on the extinguishment of the CAMOFI debt of $641,000 in October, 2008.

Interest and Other Income.  Interest and other income for the year ended December 31, 2008 decreased by $235,000 or 202.7%, to $(119,000) from $116,000 for the year ended December 31, 2007. The decrease was a result of lower cash balances outstanding, and the loss in fair value incurred on our marketable securities.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities decreased by $149,000 for the year ended December 31, 2008 primarily because of the foregoing revenue decreases and expense increases. Investing activities consisted principally of cash out ﬂows in connection with $327,000 of capital expenditures and $955,000 increase in jackpot reserve deposits, most of which covered our new $1,000,000 Gamblers Bonus Million Dollar Ticket game bankroll.  Our cash ﬂows from ﬁnancing activities in the year ended December 31, 2008 consisted principally of in ﬂows of $335,000 of new capital from the sale of Series E Convertible Preferred Stock, $112,000 for exercise of options and warrants to purchase shares of Common Stock Series A, $111,000 for the sale of Common Stock Series A to employees, $1,500,000 from the sale of Series F and G Convertible Preferred Stock, $492,500 from the sale of Series H Convertible Preferred Stock, $11,500,000 from the sale of Series I Preferred Stock and an advance from a shareholder of $600,000 offset by a cash outﬂow of $137,500 to redeem our Series B Convertible Preferred Stock, the repayment of debt of $6,122,539 (primarily CAMOFI), and the payment of dividends to the holders of our Series F and G Convertible Preferred Stock of $97,233.

Capital Expenditures

Capital expenditures decreased by $73,000 for the year ended December 31, 2008 compared to the same period in the prior year due to our present cost reduction program.  For 2009, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $7 million of PlayerVision platforms for the rollout of our PlayerVision System.

We believe that we will be able to pay for these capital expenditures from our existing cash balances, from funds advanced by IGT in our Series J Convertible Preferred Stock, from funds generated from future operations, and from funds generated by additional third-party financings, including the establishment of a master equipment lease agreement with financing sources that we have used in the past.  No assurance can be given, however, that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms.

Sources of Capital

We have traditionally relied on various forms of third-party financing to sustain our operations.  In 2008, we raised $2,577,500 from our private placement of Series E, F, G and H Convertible Preferred Stock.  Additionally, we raised $11.5 million from IGT through the sale of 4,693,878 shares of our Series I Preferred Stock and $112,000 from the exercise of options and warrants.  In 2007, we raised $1,964,000 from our private placement of Series E Convertible Preferred Stock, and $1,182,000 from the exercise of options and warrants.  In addition, Treasure Island Hotel and Casino was maintaining the required base jackpot bankroll requirements in the aggregate of $3.9 million for our Nevada Numbers and Million Dollar Ticket games.  Our contract with Treasure Island to maintain the $3.9 million base jackpot bankroll  for Nevada Numbers and Million Dollar Ticket expired on March 31, 2009, and we shut down the games as a result.  We expect to restart the games as soon as we find funding for the $3.9 million base jackpot.

In 2008, with the proceeds from our Series I Preferred Stock, we paid off our senior secured convertible promissory note in favor of CAMOFI Master LDC (CAMOFI) in the principal amount of $6,051,250.  All that remains of the transaction with CAMOFI are warrants to purchase 2,675,000 shares of our Common Stock Series A at an exercise price of $1.48, most of which will expire in April 2011.  Additionally, CAMOFI holds 300,000 shares of our Common Stock Series A.

We closed the offering for our Series E Convertible Preferred Stock on February 24, 2008, having raised $335,000 in 2008 for operating purposes.  We closed our offerings for Series F and G Convertible Preferred Stock on May 9, 2008.  These offerings were for 350,000 shares at $5.00 per share and will be convertible at the lower of $3.50 per share or a 30% discount from initial public offering price.  The net proceeds from these offerings were used for two purposes: (i) $1,000,000 to fund the jackpot bankroll for Gamblers Bonus Million Dollar Ticket, and (ii) $750,000 for operating expenses.  We closed our offering for Series H Convertible Preferred Stock on June 9, 2008.  This offering was for 98,500 shares at $5.00 per share and will be convertible at the lower of $3.50 per share or a 30% discount from the initial public offering price.  We closed our offering for Series I Preferred Stock on October 24, 2008.  This offering was for 4,696,878 shares at $2.45 per share and included a warrant to purchase 1,500,000 shares of our Common Stock Series A at an exercise price of $2.45 and life of 3 years.

Outlook

The United States is currently experiencing a recession accompanied by weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability.  Lack of credit and reduced availability of funds have resulted in curtailed gaming and reduction of recreational activities and general discretionary consumer spending.  These conditions are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time but may likely be significant.

We will continue, for the foreseeable future, to incur significant expenses related to the development and regulatory approval for various PlayerVision modules.  Accordingly, we will continue to rely on funds from third-party financing sources, in addition to funds from operations, to sustain our operations in 2009.  We believe that our existing cash balances, proceeds from third-party financings, master lease equipment financings, and the exercise of options and warrants, together with funds from operations, will be sufficient to fund our anticipated working capital requirements and our 2009 business expansion plans.  If we fail to complete or obtain additional third-party financing, or we are unable to establish a master equipment lease agreement, this would have a material adverse effect on our cash flow, results of operations and financial condition. No assurance can be given, however, that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms. Given the current financial market disruptions, credit crisis and state of the economy, including the current downturn in the gaming industry, it may be particularly difficult at this time to obtain any third-party financing on acceptable terms, whether public or private equity or debt, strategic relationships, capital leases or other arrangements.  There is also no assurance that if we secure such third-party financing, that such financing will be sufficient to permit us to operate profitably.  In addition, we have significant restrictive covenants under our recent financing with IGT that may prohibit us in certain circumstances from obtaining third-party financing without IGT’s prior written consent.  These restrictive covenants include a right of first negotiation granted to IGT regarding any transaction pursuant to which we or any of our subsidiaries considers to (i) offer or sell any debt securities or any rights with respect to any debt securities of ours or any of our subsidiaries, (ii) enter into any merger, consolidation, share exchange, business combination, or similar transaction, including an acquisition of assets (including pursuant to a license), in which we will issue, sell, transfer or otherwise convey 30% or more of our issued and outstanding capital stock, or (iii) enter into any sale, lease, exchange, mortgage, pledge, transfer or other disposition of 15% or more of our issued and outstanding capital stock or assets as part of a capital raising transaction (each, a “Material Transaction”).  Prior to entering into a Material Transaction, we will provide IGT with notice of the proposed terms of such transaction. IGT will have 10 days to exercise its right of first negotiation after which time we and IGT will then have another 10 days to engage in good faith negotiations and execute a definitive agreement related to such proposed transaction, and if no agreement is reached during that negotiation period, we will be free to pursue the Material Transaction with a third party.  IGT’s right of first negotiation expires on April 24, 2010.  Also, as long as IGT or its affiliates hold or have the right to acquire the Minimum Investment (as defined in the Investment Agreement dated September 1, 2008 between us and IGT, or the “Investment Agreement”), then we shall not, except with IGT’s consent, sell, convey or otherwise issue, directly or indirectly, any shares of capital stock, any rights to acquire capital stock, or any documents or instruments convertible, exercisable or exchangeable for any shares of capital stock (regardless of whether such rights are then exercisable or whether such documents or instruments may be then convertible, exercisable or exchangeable for any such capital stock) to a Competitor (as defined in the Investment Agreement) or an affiliate of a Competitor.  We have also agreed not to create or issue capital stock unless the same ranks junior to the Series I Preferred Stock with respect to the distribution of assets upon our liquidation, dissolution or winding up, the payment of dividends and rights of redemption.

We expect that 2009 will be the first year of significant placement of our PlayerVision system.  We expect the first significant placement (on approximately 2,700 slot machines) of our system to occur at two casinos on the Las Vegas Strip in the second and third quarters of 2009.  No assurance can be given, however, that we will be successful in placing our PlayerVision system at two Las Vegas Strip casinos or in any additional locations.

While we do not believe we have any direct competitors at the present time, we will face competition from larger, more formidable competitors as we capture more and more of the retrofit gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, a failure of our early installations to perform as expected, the failure to obtain additional financing, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position and thereby adversely affect our financial condition and business operations.

              In addition, on February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“Advance”) to the Company.  If the Company and IGT do not execute an investment agreement (“Second Investment Agreement”) on or before August 15, 2009, IGT will have the option of (i) converting the Advance into shares of preferred stock of the Company, or (ii) having the Company repay the Advance.  If IGT elects to convert the Advance into preferred stock, the Advance shall be converted into shares of the same series of the Company’s preferred stock as is being offered in the Company’s private placement (the “Private Placement”) as previously disclosed in the Company’s Form 8-K dated January 16, 2009.  The number of shares to be issued shall be based on the closing price of the Private Placement, or $3.25 per share if the Private Placement is not completed.  If the Private Placement is not completed prior to August 15, 2009, the Advance shall become immediately due and payable to IGT.  The Company granted a security interest in all of its present and future assets as security for such obligation.

              Pursuant to the Term Sheet, the Company and IGT shall endeavor to enter into the Second Investment Agreement for a total investment in the Company of $3.0 million inclusive of the Advance (the “$3.0 Million Investment”).  In consideration of the $3.0 Million Investment, the Company intends to issue to IGT a new series of preferred stock convertible into shares of the Company’s Common Stock Series A at the price of the Private Placement, or, if the Private Placement does not close, $3.25 per share.  The preferred stock will be entitled to a mandatory annual 5% cash dividend.  The annual dividend will be personally guaranteed by our chairman and chief financial officer.  The Company and IGT also agreed to amend the License and Application Support Agreement dated September 30, 2008 between the Company and IGT, and the Intellectual Property Access Agreement dated September 30, 2008 between the Company and IGT.

              In 2009, we believe that we will be required to raise approximately $10.0 million in additional funds through public or private financing, strategic relationships, master lease equipment financings or other arrangements to implement our 2009 plan. We may be unable to secure such funding, if needed and such financing may not be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.  Failure to generate sufficient revenue or to raise capital when needed could have an adverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.

              We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Off Balance Sheet Financing Arrangements

We have operating leases totaling $874,808 that have the following payment schedule: $323,827 in 2009, $190,686 in 2010, $162,597 in 2011, $147,804 in 2012 and $49,894 in 2013.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                                                                           33

Consolidated Balance Sheets                                                                                                                               34

Consolidated Statements of Operations                                                                                                             35

Consolidated Statements of Stockholders' Equity                                                                                            36

Consolidated Statements of Cash Flows                                                                                                            38

Notes to Consolidated Financial Statements                                                                                                     39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Las Vegas Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiaries as of December 31, 2007 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/  PIERCY BOWLER TAYLOR & KERN
PIERCY BOWLER TAYLOR & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation

April 7, 2009
LAS VEGAS, NEVADA

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2008
Current assets
Cash and cash equivalents	$489,262	$497,529
Investment in marketable securities	87,881	5,068
Accounts receivable, net of allowance of $708 and $578	567,186	576,847
Inventories	1,161,707	454,026
Prepaid expenses, deposits and other	149,596	79,881
Jackpot reserve deposits	276,012	1,230,761
	2,731,644	2,844,112
Equipment, net of accumulated depreciation of $1,246,825 and $1,238,739	929,524	924,256
Other assets
Goodwill	955,277	2,371,178
Trademarks, copyrights, patents and other identifiable intangibles, net of accumulated amortization of $1,417,602 and $1,165,742	1,421,194	278,330
Other long term assets	884,350	56,451
	$6,921,989	$6,474,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Advances from stockholders	-	$600,000
Accounts payable and accrued expenses	$1,453,525	1,624,740
Current portion of long-term debt	787,550	11,957
Current portion of progressive jackpot liability	375,508	1,555,360
	2,616,583	3,792,057

Long-term debt	5,940,925	23,119

Conditionally redeemable equity
Series B Convertible Preferred Stock, $.001 par value, 130,350 and 50,000 shares issued and outstanding	651,750	250,000
	651,750	250,000
Stockholders' equity
Convertible Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series A: 2,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Series C : 76,000 shares authorized, 35,000 and 0 shares issued and outstanding	35	-
Series D: 125,000 shares authorized, 125,000 and 0 shares issued and outstanding	125	-
Series E: 810,800 shares authorized, 743,800 and 810,800 shares issued and outstanding	744	811
Series F: 200,000 shares authorized, 200,000 shares issued and outstanding	-	200
Series G: 150,000 shares authorized, 150,000 shares issued and outstanding	-	150
Series H: 98,500 shares authorized, 98,500 shares issued and outstanding	-	99
Series I: 4,693,878 shares authorized, 4,693,878 shares issued and outstanding	-	4,694
Common Stock, $.001 par value, 90,000,000 shares authorized:
Common Stock Series A: 25,000,000 shares authorized, 12,562,653 and 14,849,690 shares issued and outstanding	12,563	14,850
Common Stock: 65,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	26,497,097	44,160,702
Less due from officers and stockholders	(235,414)	(188,245)
Deficit	(28,562,419)	(41,584,110)
	(2,287,269)	2,409,151
	$6,921,989	$6,474,327
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2008

	2007	2008

Revenues
Casino games	$1,859,165	$2,525,884
Product sales	1,820,375	1,255,428
Other	1,383,869	997,680
	5,063,409	4,778,992

Costs and expenses
Casino games	862,817	2,953,973
Product costs	1,053,650	1,307,205
Other	1,344,328	1,231,820
	3,260,795	5,492,998

Gross operating income	1,802,614	(714,006)

Other operating expenses
Selling, general, and administrative	6,696,336	6,646,859
Research and development	1,038,032	1,407,308
Depreciation and amortization	855,111	1,445,129
	8,589,479	9,499,296

Operating loss	(6,786,865)	(10,213,302)

Other income and expense
Finance costs	(1,590,691)	(2,413,102)
Interest income and other	116,015	(119,095)

Net loss	(8,261,541)	(12,745,499)
Preferred stock dividends	-	(276,192)
Net loss attributed to common stockholders	$(8,261,541)	$(13,021,691)

Net loss per share attributed to common stockholders	$(0.72)	$(0.96)

Weighted average shares outstanding	11,443,117	13,611,837
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 YEARS ENDED DECEMBER 31, 2007 AND 2008

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2007 (restated)	$536	$50	$125	$351	-	-	-	-	$9,820	$21,263,775	$-	$(20,300,878)
Net loss												(8,261,541)
Exercise of warrants and options									831	1,181,544	(235,414)
Issuance of warrants										216,293
Other Stock-based compensation										169,789
Issuance of Common Stock Series A to officer and board member									102	203,898
Issuance of Common Stock Series A for debt modification									300	599,700
Conversion of Series A Convertible Preferred Stock to Common Stock Series A	(536)								536
Conversion of Series B Convertible Preferred Stock to Common Stock Series A									899	898,551
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(15)							75	(60)
Sale of Series E Convertible Preferred Stock				393						1,963,607
Balances, December 31, 2007	$-	$35	$125	$744	$-	$-	$-	$-	$12,563	$26,497,097	$(235,414)	$(28,562,419)

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2008	-	$35	$125	$744	-	-	-	-	$12,563	$26,497,097	$(235,414)	$(28,562,419)
Net loss												(12,745,499)
Dividends payable Series F and Series G Convertible Preferred Stock												(276,192)
Exercise of warrants and options									103	118,696	(16,831)
Issuance of warrants for services										356,109
Other Stock based compensation									1,065	2,128,269	52,000
Repayments of amounts due from officers and stockholders											12,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A									264	263,986
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(35)							175	(140)
Conversion of Series D Convertible Preferred Stock to Common Stock Series A			(125)						125
Sale of Series E Convertible Preferred Stock				67						334,933
Sale of Series F Convertible Preferred Stock					200					639,872
Sale of Series G Convertible Preferred Stock						150				479,904
Sale of Series H Convertible Preferred Stock							99			492,402
Sale of Series I Preferred Stock								4,694		11,290,207
Issuance of warrants to IGT										819,126
Sale of Common Stock Series A to Employees									55	110,667
Sale of Common Stock Series A									500	629,574

Balances, December 31, 2008	$-	$-	$-	$811	$200	$150	$99	$4,694	$14,850	$44,160,702	$(188,245)	$(41,584,110)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2007 AND 2008

	2007	2008
Operating activities
Net loss	$(8,261,541)	$(12,745,499)
Write off of loan costs and costs of warrants with debt extinguishment	-	(569,368)
Marketable security received for licensing fee	62,925	82,814
Depreciation and amortization of equipment and software	372,415	355,404
Market write down of inventory for obsolescence	-	678,175
Loss on disposal of assets	-	72,040
Amortization of debt issuance costs and intangibles	1,324,379	1,866,432
Impairment of intangibles	-	606,667
Fair market value adjustment of debt derivative liability	(63,181)	(168,449)
Stock-based compensation to employees and consultants	386,082	823,450
Other	105,463	(2,604)
Changes in operating assets and liabilities
Accounts receivable	(100,964)	(9,661)
Inventories	(646,735)	46,907
Prepaid expenses, deposits and other	431,113	124,415
Accounts payable and accrued expenses	470,028	340,956
Progressive jackpot liability	(1,249,543)	1,179,852
Net cash used in operating activities	(7,169,559)	(7,318,459)

Investing activities
Purchase of property and equipment	(400,509)	(327,303)
Proceeds from sale of equipment	-	55,250
Decrease (increase) in jackpot reserve deposits	3,878,178	(954,749)
Net cash provided by (used in) investing activities	3,477,669	(1,226,802)

Financing activities
Dividends paid on Series F Convertible Preferred Stock	-	(97,233)
Proceeds from litigation settlements	43,096	-
Repayment of debt	(26,241)	(6,122,539)
Sale of Series E Convertible Preferred Stock	1,964,000	335,000
Sale of Series F Convertible Preferred Stock	-	640,072
Sale of Series G Convertible Preferred Stock	-	480,054
Sale of Series H Convertible Preferred Stock	-	492,501
Sale of Series I Preferred Stock	-	11,500,000
Redemption of Series B Convertible Preferred Stock	(179,500)	(137,500)
Advances from stockholders	-	2,435,000
Repayment of advances from stockholders	-	(1,835,000)
Exercise of warrants and options for common stock	573,623	110,387
Collection of stock subscriptions receivable	130,586	12,000
Sale of common stock		740,796
Net cash provided by financing activities	2,505,564	8,553,528

Net increase (decrease) in cash and cash equivalents	(1,186,326)	8,267
Cash and cash equivalents, beginning of period	1,675,588	489,262
Cash and cash equivalents, end of period	$489,262	$497,529

Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	$899,450	$264,250
Exercise of stock warrants and options increasing subscriptions receivable	366,000	8,412
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	75	35
Conversion of Series D Convertible Preferred Stock to Common Stock Series A		125
Exercise of warrants in settlement of accounts payable	257,750
Costs of warrants for debt modification	255,273
Equipment acquired directly with proceeds of new borrowing	87,419	34,025
Debt retired through issuance of Common Stock Series A		107,500
Prepayment of lease costs with Common Stock Series A	600,000	106,000
Accrued and prepaid interest added to face amount of note due to debt modification	250,000	801,250
Dividends declared on Series F, G and I Preferred Stock		276,192
Forgiveness of debt in connection with the IGT investment and issuance of warrant		614,027
Acquisition of business for common stock		1,495,882
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and Million Dollar Ticket.  On March 31, 2009, we shut down Nevada Numbers and Million Dollar Ticket (Note 13).  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with one of the larger slot route operators in Nevada.  We subsequently shut this game down on January 31, 2009.  Although we have recently focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has not had a significant revenue effect on our financial statements to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry.

 2.  Summary of significant accounting policies:

Principles of consolidation and basis of accounting. The consolidated financial statements include the accounts of Las Vegas Gaming, Inc. (LVGI or the parent company), Imagineering Gaming, Inc. and  Las Vegas Gaming Acquisition Corp., our wholly owned subsidiaries, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has not elected to adopt the option available under Financial Accounting Standards Board (FASB)  No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items.  Accordingly, it continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required by generally accepted accounting principles and otherwise disclosed herein.

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

Winners of the Nevada Numbers progressive jackpot are to be paid the amount of the progressive meter in equal installments over 20 years.  However, we may, at our discretion, offer the winner an option to receive a discounted value immediately using a designated prime rate of interest as a discount rate.  Once an inter-linked progressive jackpot is won (one as of December 31, 2008), in the event a discounted value is not paid immediately at the option of the winner, management would purchase discounted U.S. Treasury securities to meet the obligation for the annual payments.  We expect to classify these investments as “held-to-maturity”, to be stated at cost adjusted for the amortization or accretion of any premiums or discounts over the term of the security using the interest method.

Products. We generally recognize sales of bingo and keno equipment when installed and sales of supplies when the products are shipped.  Title to the goods has passed when they leave our shipping dock.  Sales and similar revenue-based taxes collected from customers are excluded from revenue but rather are recorded as a liability payable to the appropriate taxing authority and included in accrued expenses.  Shipping and handling charges to customers and related costs are included respectively in sales revenues and cost of sales.  For keno system installations, we require a 50% deposit in advance as a good faith down payment for the system installation.  We have customer acceptance provisions in our keno system sales contract and, therefore, we do not recognize revenue until the system is installed and performing properly.  Warranty costs and related liabilities associated with product sales have not been material.  We recognize fees from equipment maintenance contracts sold separately (rather than as bundled deliverables) evenly over the term of the contract.  Prior to shipment, we include equipment and supplies in inventories stated at the lower of cost, as determined on a “first-in-first-out” basis, or market.  We had a market write-down of our PlayerVision 2 inventory of $678,000 for obsolescence as it has been replaced by a more robust PlayerVision 3 platform which is the product we are now taking to market.

Other. We include keno revenue from the operation of a keno route subject to multiple participation agreements in other revenue in an amount equal to the net win from such gaming activities, which is the difference between gaming wins and losses.  We reflect amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) as an expense.

Cash and cash equivalents and jackpot reserve deposits. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. For financial statement purposes, jackpot reserve deposits (Note 3), a form of restricted cash, is excluded from cash and cash equivalents.  Changes in the funds set aside for such purposes are treated as investing activities and reported net in the statement of cash flows.  We classify these funds as current assets because we use these restricted funds to support operations.

Inventories.  Inventories consist primarily of bingo and keno finished goods and keno equipment and spare parts and are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) cost method.  Appriopriate write offs are made to reduce the cost of excess and obsolete inventories to their estimated net realizable value.

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

Our forecasted future cash flow used to test the recoverability or determine the fair value of intangibles are based on assumptions that are objective and consistent with our best estimates and the plan used to manage the underlying business. Factors used in the evaluations of potential impairment and fair value estimates require significant judgments and respective estimated useful lives, risk rates, expected market growth rates, brand history, competitive environment, market share, future business prospects and success of our products. Changes in these expectations and related estimates and assumptions, for example, resulting from the economic conditions and uncertainties discussed in Note 8, could materially affect the estimated recoverability and/or fair value. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessments of useful lives, recoverability and fair values. Application of the goodwill impairment test also requires judgment regarding such factors as the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of estimated fair value of each reporting unit. We estimate the fair value of our operating components using the discounted cash flow method, and compare the implied valuation multiples to guidelines for public companies under the market approach to test the reasonableness of the discounted cash flow results. Our recorded goodwill relates to our bingo and keno product sales business component and to our recent acquisition of Adline Network Holdings, Inc. (Note 7).  Losses during 2007 and 2008 resulted from significant cash resources expensed on the development, regulatory approval, administrative infrastructure, and marketing of PlayerVision.

Use of estimates.  The preparation of these financial statements requires the use of estimates and judgments and the reported actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Management’s estimates related to the recoverability of the carrying values of the intangible assets and goodwill are particularly vulnerable to material changes in the next year.

Marketable securities. Securities classified as “trading securities” are carried in the financial statements at fair value.  Unrealized and realized gains and losses are included in earnings currently.

Equipment and depreciation.  Equipment is stated at cost.  Expenditures for maintenance and repairs are expensed as incurred.  When equipment is sold, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting gains or losses are reflected in income.  Depreciation is provided using the straight-line method over the useful lives of the assets (three to ten years).

Certain issuances of our Common Stock Series A.  Our Common Stock Series A does not trade in the market and, therefore, quoted stock prices are not available.  In November 2005 we raised $250,000 by issuing common stock at $2 per share. A limited number of sales between shareholders and third parties interested in buying our Common Stock Series A have predominately occurred at $2.00 per share in 2007 and 2008.  We used this price as the best indication of the fair value of Common Stock Series A until the IGT investment transaction on October 24, 2008 at which time we performed a reevaluation of the price given the strategic nature of IGT’s investment and established a new fair value of $2.50 per share.  In January 2009, this price was further validated as the fair value as we raised $562,500 by selling 225,000 shares of Common Stock Series A at $2.50 per share.

Net loss per share.  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Potentially dilutive securities such as convertible preferred stock, options and warrants were not considered outstanding because the effect would have been anti-dilutive.

Stock-based compensation.  Effective January 1, 2006 we adopted SFAS No. 123R, Share Based Payment, using the modified-prospective-transition method, which requires no retroactive adjustments. Prior to January 1, 2006, we had been utilizing SFAS No. 123, Accounting for Stock-based Compensation, for valuing employee and other compensatory stock and option awards (Note 7).

We use the Black-Scholes option pricing model to estimate the fair value of options and warrants and the amounts to be expensed as it relates to employee and non-employee stock-based compensation. In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of approximately 2%, expected option life of four to 10 years, volatility of 30% and no expected dividends.

Advertising.  Advertising costs are expensed as incurred and totaled $229,100 and $83,770 for 2007 and 2008 respectively.

Income taxes.  Our policy is to treat any income tax-related interest or penalties as a component of income tax expense (benefit).

Reclassifications.  Certain minor reclassifications to previously reported amounts have been made to conform to the current year presentation.

3.  Jackpot Reserve Deposits:

At December 31, 2007 and 2008, as required by gaming regulators, we held aside cash on deposit of $276,012 and $1,230,761, respectively, that are restricted for funding our various jackpot-oriented games.  (Note 8).

4.  Equipment:

Equipment consists of the following:

	December 31, 2007	December 31, 2008
Production equipment	$1,669,461	$1,561,513
Other equipment, furniture, and fixtures	463,261	557,855
Leasehold improvements	43,627	43,627
	2,176,349	2,162,995
Less accumulated depreciation and amortization	1,246,825	1,238,739
	$929,524	$924,256

5. Other intangible assets:

Trademarks, copyrights, patents and technology rights, and other intangible assets consist of the following:

	December 31, 2007	December 31, 2008
PlayerVision technology rights	$1,016,236	$1,016,236
Software	422,560	427,836
PlayerVision technology rights for “at home” wagering	1,400,000
	2,838,796	1,444,072
Less accumulated amortization	1,417,602	1,165,742
	$1,421,194	$278,330

The intangible assets are amortized over their estimated useful lives, which are currently 5 years.  Total amortization for other intangible assets amounted to $550,140 and $541,474 for the years ended December 31, 2007 and 2008, respectively.  In addition, we are not proceeding with “at home” wagering as part of our strategic product plan in the future and have expensed $606,667 of remaining unamortized asset value in the fourth quarter of 2008, which has been included in depreciation and amortization in the Consolidated Statement of Operations.  The estimated aggregate future amortization is as follows:

2009	$249,726
2010	25,369
2011	3,235
$278,330

6.  Debt:

In April 2006, we refinanced and increased the amount of our bridge financing from $3,000,000 to $5,000,000 with CAMOFI Master LDC, or CAMOFI. We replaced our previously issued warrant to purchase 1,050,000 shares of Common Stock Series A with a warrant to purchase 2,500,000 shares of Common Stock Series A. Under the 2006 financing arrangement, we were obligated to make monthly principal payments beginning in April 2007 of $208,333 (plus additional amounts that would have become due upon certain contingencies, such as our raising of equity financing) with a balloon payment of $3,125,003 due in January 2008 and quarterly payments of $125,000 in financing costs to be recognized appropriately as expense over the loan period beginning July 1, 2006, until paid or converted as described below. Under the terms of the note agreement, all of our assets were pledged as collateral (except those subject to operating leases and the cash attributable to Series A and Series B Convertible Preferred Stock; and the sale of Common Stock Series A by our Chairman of the Board were to be restricted for a period of time).

The note was convertible into shares of our Common Stock Series A at the option of the note holder, in whole or in part, at any time at $1.345, subject to certain limitations. In addition, we were obligated under a related agreement to register with the SEC, by a specified date, shares of Common Stock Series A issuable under the conversion and other features of the note agreement.

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

The terms and conditions of our financing from CAMOFI were further amended on September 28, 2007, as the quarterly commitment fee payment of $125,000 due on October 1, 2007 pursuant to the notes was deferred until January 1, 2008 at which time it was to be due and payable along with the additional $125,000 quarterly commitment fees due at the time for a total of $250,000.  The monthly redemption amount of $208,333 due on October 1, November 1, and December 1, 2007 were each deferred to April 1, 2008.  The monthly redemption amount of $208,333 payable on April 1, 2008 remained due and payable on that date, so $833,332 in total was due and payable on that date.  The aggregate redemption amount was due on January 1, 2009.  The filing date and effectiveness date as such terms are defined in the Registration Rights Agreement were amended to be February 28, and June 30, 2008, respectively. For these concessions, the note was increased from $5,000,000 to $5,250,000. We further agreed to give CAMOFI at least ten business day’s notice prior to any prepayments and repayments pursuant to the note, during which time CAMOFI had the right to convert any portion of its note into common stock.  We also agreed to reduce our recurring cash burn to no more than $460,000 per month.

On December 21, 2007, we further amended our financing with CAMOFI whereby the commitment fees due on January 1, 2008 of $256,250 as well as the commitment fees of $131,250 due each on April 1, 2008 and July 1, 2008 were to be payable on July 1, 2008.  In addition monthly redemption payments of $208,333 which were to begin January 1, 2008 were deferred to the maturity date of the note, January 1, 2009, when the entire amount of the note or $5,250,000 was due and payable.  The prepayment for early payoff of the Note was raised to 120% and the filing date and the effectiveness date of the Registrations Rights Agreement were changed to September 30, 2008 and January 31, 2009, respectively.  We issued CAMOFI 300,000 shares of Common Stock Series A at $2.00 per share and have accounted for this transaction as a debt modification.  The revised commitment fee was 23.2% (including the effects of the debt modifications on March 22 and September 28, 2007) as compared to 10% previously.

On May 1, 2008, we amended our financing with CAMOFI Master LOC (CAMOFI) and entered into an Amended and Restated Senior Secured Convertible Note due January 1, 2010, or Note, and an Amended and Restated Registration Rights Agreement, or Registration Rights Agreement, with CAMOFI.  The commitment fees due under the original CAMOFI note on April 1, 2008, July 1, 2008, October 1, 2008, and January 1, 2009 of $131,250 and prior accrued commitment fees were added to the face amount of the Note which increased from $5,250,000 to $6,051,250.  We were also to pay commitment fees of $403,417 on January 1, 2009, and $302,563 on July 1, 2009 and January 1, 2010.  The Registration Rights Agreement required us to file a registration statement with the Securities and Exchange Commission on the earlier of the closing of a Qualified Financing, as defined in the Registration Rights Agreement or April 30, 2009 with the effectiveness date remaining 120 calendar days after the filing date.  The maturity date of the Note was changed from January 1, 2009 to January 1, 2010.

Because of the Registration Rights Agreement with CAMOFI, the registration of CAMOFI’s converted shares and warrants were outside of our control.  The Registration Rights Agreement with CAMOFI stated that if 125 % of the registered securities for CAMOFI were not effective by the 120th calendar day following the filing date of September 30, 2008, we would have to pay cash liquidating damages equal to 1.5 % of the outstanding principal of the bridge financing and an additional 1.5% for any subsequent 30-day period thereafter.  If we failed to pay any partial liquidating damages within seven days from the date payable, we were to accrue 20% annual interest on any amount in arrears.  Settlement of the warrants with unregistered shares and the payment of a penalty would have been an uneconomic settlement alternative and thereby would not have been considered a realistic alternative for us.  Consequently, the initial value of the warrants was recorded as a derivative liability and changes to the fair value of those warrants were included in the statement of operations.

On October 24, 2008, the CAMOFI note for $6,051,250, a prepayment penalty of, $1,210,250 and accrued interest of $357,022 were paid off with the proceeds of the IGT investment (Note 7). This early extinguishment of debt resulted in a loss of $640,882.  After the payoff, CAMOFI has 2,675,000 warrants at $1.48 and incidental registration rights which allows them to join a registration statement after the company and IGT shares have been registered if there is availability in any future registration statement.

Long term debt is as follows:

	December 31, 2007	December 31, 2008
Debt derivative liability	$1,592,263
Bridge financing	4,342,345
Settlement	614,027
Other notes payable	179,840	$35,076
	6,728,475	35,076
Less amounts due within one year	787,550	11,957
	$5,940,925	$23,119

            Scheduled debt maturities are $11,957 in 2009 and $23,119 in 2010.

            During the year ended December 31, 2008, we received five stockholder advances totaling $2,435,000 and paid back all but $600,000 of those advances at December 31, 2008.  The last $600,000 advance was paid back in January 2009.

We have received all monies due from a settlement with a customer of our wholly-owned subsidiary, Imagineering, and have distributed all monies due except for $107,500 which is due to the prior owners of Imagineering who agreed to convert their debt into Common Stock Series A at $2.00 per share or 53,750 shares in March 2008.  As part of the IGT investment on October 24, 2008 (Note 7), the $614,027 due IGT above under settlement was forgiven and has been included, along with the $11,500,000 cash investment by IGT, in the allocation between the Series I Preferred Stock (valued at $11,294,901) and the 1,500,000 warrant (valued at $819,126).

7.  Stockholders' equity:

From time to time, we issue shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), or pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.  In March 2007, an officer and a board member were each awarded 50,000 shares of Common Stock Series A for their respective promotions.  In September 2007, we awarded 2,000 shares of Common Stock Series A to a consultant for engineering services rendered.  For the year ended December 31, 2007, we issued 830,123 shares of Common Stock Series A pursuant to the exercise of options and warrants.  For the year ended December 31, 2008, we issued 102,659 shares of Common Stock Series A pursuant to the exercise of options and warrants.

During the year ended December 31, 2008, we issued 260,917 shares of Common Stock Series A for salaries, bonuses, consulting services, and board of directors fees and 500,000 shares of Common Stock Series A as an incentive for our sale of series F and Series G Preferred Stock.  Additionally, if our Common Stock Series A, as a result of a qualified financing, commences trading at less than $5 per share, our Series F and G shareholder will also receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  We also issued 53,750 shares to retire $107,500 of long-term debt.  In addition, we sold 55,361 shares of Common Stock Series A to employees and 10,100 shares to present shareholders.  On October 24, 2008, we declared a cash dividend of $97,233 on our Series F and G Convertible Preferred Stock in total.

On October 1, 2008, we acquired the tangible and intangible assets of AdLine Network Holdings Inc. (AdLine), AdLine Media LLC, AdLine Network LLC and Freeview Network LLC for 750,000 shares of our Common Stock Series A.  The intent of the transaction was to reacquire and consolidate all of the rights associated with various technologies and intellectual property licenses held by AdLine, including the license previously granted to AdLine.  The transaction was structured as an asset purchase to ensure the complete reacquisition of the licenses and technologies.  Any other assets acquired were immaterial and incidental.    The purchase price of $1,500,000 was allocated as follows:  $80,000 to fixed assets, $4,117 to miscellaneous expense and $1,415,883 to goodwill.  In addition, one of the owners of AdLine received a one-year consulting agreement with LVGI for $15,000 per month.

On October 1, 2008, IGT signed an investment agreement as of September 30, 2008, with us for 4,693,878 shares of our Series I Preferred Stock at $2.45 per share, or a total investment of $11.5 million.  The Series I Preferred Stock is convertible into shares of Common Stock Series A on a one-for-one basis. The transaction closed on October 24, 2008.  IGT had previously advanced $1.5 million of this total investment pursuant to an agreement dated July 17, 2008, as amended, so the net proceeds received by the Company on October 24, 2008 was $10 million.  IGT also received a warrant to purchase 1.5 million shares of Common Stock Series A at an exercise price of $2.45 per share.  The warrant has a three-year term and is fully vested.  The shares of Series I Preferred Stock carry a dividend rate of 6.5% payable initially on January 1, 2010 and vote on an as converted basis, on all matters submitted to the Company’s stockholders.  Based on the fully diluted outstanding shares of the Company, IGT is entitled to one seat on the Company’s Board of Directors, which to date they have not chosen to fill.  In addition, IGT forgave a receivable from the Company from a prior legal settlement for $614,027 (see Note 6).  Also on October 1, 2008, we signed three agreements with IGT which became part of the legal settlement with IGT:  1) the Retrofit License Agreement, 2) the License and Application Support Agreement and 3) the Intellectual Property Access Agreement.  On October 14, 2008, the legal case with IGT was dismissed by the Court with prejudice.

With the additional $10 million of funding from IGT, we paid in full the CAMOFI note for $6,051,250, together with accrued interest and a payment penalty amounting to $1,567,272.  We were released from any and all liens and claims that CAMOFI may have against us and the Registration Rights Agreement was terminated.  CAMOFI has 2,675,000 warrants, with “piggy back” registration rights for its 300,000 shares of our common stock and underlying shares of common stock underlying its warrants, which registration rights are junior to the registration rights granted to IGT as part of the Series I Convertible Preferred Stock transaction.

In connection with the IGT transaction, we filed Amended and Restated Certificates of Designation with Nevada Secretary of State with respect to our Series B, Series E, Series F, Series G and Series H Convertible Preferred Stock on October 22, 2008.  We also filed Certificates of Withdrawal of Certificate of Designation with the Nevada Secretary of State with respect to our Series A, Series C, and Series D Convertible Preferred Stock on October 3, 2008, as no shares of such series were then issued or outstanding.

Series A Convertible Preferred Stock.  On March 15, 2007, pursuant to the terms and conditions of our Series A Convertible Preferred Stock, we exercised our right to convert all shares of Series A Convertible Preferred Stock into shares of Common Stock Series A on a one-for-one basis.  Accordingly, all 536,400 shares of Series A Convertible Preferred Stock were converted into 536,400 shares of Common Stock Series A.  In October 2008, we filed a Certificate of Withdrawal with the Nevada Secretary of State whereby we withdrew the designation of our Series A Convertible Preferred Stock, as no shares of this series were outstanding.

Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B Convertible Preferred Stock on a one-to-five basis.   Holders of Series B Convertible Preferred Stock have a liquidation preference of $5 per share.  The Series B liquidation preference is over holders of Series E, Series G, and Series H Convertible Preferred Stock.

On February 12, 2007, because Treasure Island, LLC, dba Treasure Island Hotel and Casino (Treasure Island), had begun maintaining the required base jackpot bankroll for Nevada Numbers, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or to exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until May 13, 2007 to make their decision.  As of December 31, 2007, holders of 179,890 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 899,450 shares of Common Stock Series A.  We also redeemed 35,900 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $179,500 during the year ended December 31, 2007.

On January 28, 2008, because Treasure Island had begun maintaining the required base jackpot bankroll for Million Dollar Ticket, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock. The holders of Series B

Convertible Preferred Stock had until April 28, 2008 to make their decision.  At December 31, 2008 holders of 52,850 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 264,250 shares of Common Stock Series A.  We also redeemed 27,500 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $137,500 during the year ended December 31, 2008.

Series C Convertible Preferred Stock.  In January 2007, holders of our Series C Convertible Preferred Stock converted 3,000 shares of Series C Convertible Preferred Stock on a one-to-five basis for 15,000 shares of Common Stock Series A.  In September 2007, holder of our Series C Convertible Preferred Stock converted 8,000 shares of Series C Convertible Preferred Stock on a one-to-five-basis for 40,000 shares of Common Stock Series A.  In August 2008, the remaining holders of 35,000 shares of Series C Convertible Preferred Stock converted their shares on a one-to-five basis into 175,000 shares of Common Stock Series A.  In October 2008, we filed a Certificate of Withdrawal with the Nevada Secretary of State whereby we withdrew the designation of our Series C Convertible Preferred Stock, as no shares of this series were outstanding.

         Series D Convertible Preferred Stock.  In November 2005, we issued 125,000 shares of Series D Convertible Preferred Stock at $2 per share.  In August, 2008, the holder of 125,000 shares of Series D Convertible Preferred Stock converted his shares on a one-to-one basis into 125,000 shares of Common Stock Series A.  In October 2008, we filed a Certificate of Withdrawal with the Nevada Secretary of State whereby we withdrew the designation of our Series D Convertible Preferred Stock, as no shares of this series were outstanding.

Series E Convertible Preferred Stock.  Holders of Series E Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series F, I, and B Convertible Preferred Stock. Series E and Series G Convertible Preferred Stock are pari passu in liquidation preference. Series E Convertible Preferred Stock has a liquidation preference over Series H Convertible Preferred Stock.  During the year ended December 31, 2008, we issued 67,000 shares of our Series E Convertible Preferred Stock raising $335,000.  In February 2008, we closed our Series E Convertible Preferred Stock offering with a total of 810,800 shares issued and $4,054,000 raised.  During the year ended December 31, 2007, we issued 392,800 shares of Series E and raised $1,964,000.

Series F Convertible Preferred Stock.  The holder of Series F Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and before Series I, Series B, Series E, Series G and Series H Convertible Preferred Stock as to the $1,000,000 jackpot bankroll reserve for our Gamblers Bonus Million Dollar Ticket game.  On January 31, 2009, we discontinued the Gamblers Bonus Million Dollar Ticket game and the jackpot bankroll reserve of $1,000,000 was transferred to our Nevada Numbers game. On May 9, 2008, we issued 200,000 shares of Series F Convertible Preferred Stock which carries a cumulative 12% dividend rate payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series F Convertible Preferred Stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series G Convertible Preferred Stock.  The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series F, I, and B Convertible Preferred Stock.  Series G Convertible Preferred Stock has a liquidation preferences over Series H Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a cumulative 12% dividend rate payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series H Convertible Preferred Stock.  The holders of Series H Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series F, Series I, Series B, Series E, and Series G Convertible Preferred Stock.  During the year ended December 31, 2008, we issued 98,500 shares of Series H Convertible Preferred Stock at a price of $5 per share for a total capital raise of $492,500.  The Series H Convertible Preferred offering closed June 21, 2008.  Series H Convertible Preferred stock is convertible into Common Stock Series A at the lower of $2.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Stock Warrants and Options. We have both a qualified and a non-qualified stock option plan.  There are 1,995,900 qualified options presently outstanding under the qualified plan, with another 650,000 non-qualified options also outstanding. The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Compensation and Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the qualified plan is limited to 2,500,000 shares of Common Stock Series A.

 We have, from time to time, granted common stock, warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 630,000 and 960,000 shares of Common Stock Series A were issued to officers and directors during the years ended December 31, 2007 and 2008, respectively.  Total compensation cost recognized in operations from grants of options and warrants amounted to $483,994 and $742,398 for the years ended December 31, 2007 and 2008, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at December 31, 2008 totaled $556,327 and are expected to be amortized over a weighted average period of three years.

The weighted average exercise price of our outstanding options and warrants at December 31, 2008, was $2.46. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the year ended December 31, 2008:

	Options/Warrants	Weighted Average Price
Balance, January 1, 2008	6,174,862	$2.33
Granted	3,192,000	2.72
Exercised	(102,659)	1.17
Forfeited	(607,994)	2.68
Balance, December 31, 2008	8,656,209	$2.46

As of December 31, 2008, 1,503,627 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at December 31, 2008, is $560,531.

	Non-vested Options	Weighted Average Price
Balance, January 1, 2008	515,610	$5.00
Granted	1,064,250	2.97
Vested	(186,650)	5.00
Balance, December 31, 2008	1,393,210	$3.45

	Non-vested Warrants	Weighted Average Price
Balance, January 1, 2008	270,333	$2.85
Granted	93,750	2.50
Vested	(253,666)	2.86
Balance, December 31, 2008	110,417	$2.52

The following table summarizes stock options and warrants outstanding at December 31, 2008, as to number exercisable and average remaining life in years:

	Exercise Price	Number Outstanding	Weighted Average Remaining Life in years	Number Exercisable	Weighted Average Remaining Life in years
Options	$1.00	270,000	1.0	270,000	1.0
	$2.00	460,000	4.3	158,500	1.5
	$2.50	667,000	4.6	166,750	1.2
	$3.00	100,900	1.2	100,900	1.2
	$4.55	25,000	1.0	25,000	1.0
	$5.00	1,123,000	3.7	531,540	1.7

Warrants	$1.00	367,500	1.3	357,500	1.1
	$1.48	2,675,000	2.3	2,675,000	2.3
	$1.50	30,000	4.3	30,000	4.3
	$2.00	185,000	1.7	185,000	1.7
	$2.10	23,809	1.9	23,809	1.9
	$2.45	1,500,000	2.8	1,500,000	2.8
	$2.50	125,000	4.6	31,250	4.6
	$3.00	854,000	2.1	854,000	2.1
	$4.00	100,000	1.1	100,000	1.1
	$5.00	150,000	2.3	143,333	2.1
		8,656,209	2.7	7,152,582	2.1

There are 1,503,627 options and warrants that have been issued but have not vested.  Of these options and warrants 628,801 will vest in 2009, 584,819 in 2010, and 290,007 in 2011.

8.  Concentrations, commitments and contingencies:

Concentrations. There are no significant concentrations of credit risk among our receivables. Our receivables are uncollaterized.  The maximum losses that we would incur if a customer or customers failed to pay would be limited to the amount due after any allowances provided.  In managing credit risk and establishing any allowance necessary for doubtful collection, we consider the customer’s credit history and our relationship, the relative strength of our legal position, the related cost of any proceedings, and general economic conditions.  Historically, we have depended on relatively few suppliers for components and programming for certain of our games.  However, this dependence has been substantially mitigated as a result of acquisitions, mostly in 2003, and we believe that such other suppliers are sufficiently available so that any disruption of service would be brief and not have a material adverse effect on our business financial condition, or results of operations.

The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time but may likely be significant.

We often carry cash and cash equivalents, including jackpot reserves, on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments and uncertainties discussed in the foregoing paragraph.  The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

Severance.  We have agreed to severance arrangements with all executive officers that provide for the payment of six months (12 months for our CEO) of base salary following termination of employment for other than cause which amounts to $692,000 of financial commitment.  We are presently working on employment agreements with our CEO, CFO and CTO.  These employment agreements will include covenants not to compete.  Presently, all employees except the CEO, CTO and two engineers have signed covenants not to compete.

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

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following tables illustrate our liability for progressive jackpots at December 31, 2007 and 2008, and related assumptions:

December 31, 2007
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 7.25% discount rate, the prevailing prime rate	$2,786,153
Present value at 7.25% of the progressive jackpot meter for Nevada Numbers	13,446
Less portion insured through conventional insurers	(2,900,000)
Other Games	475,909
$375,508

December 31, 2008
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 3.25% discount rate, the prevailing prime rate	$3,752,968
Present value at 3.25% of the progressive jackpot meter for Nevada Numbers	79,499
Less portion insured through conventional insurers	(2,900,000)
Other Games	622,893
$1,555,360

Lease commitments. We lease office and warehouse space under various non-cancellable operating leases expiring through 2013.  The lease agreements require us to pay fixed monthly base rent plus variable common area maintenance charges.  Future minimum lease payments under the leases are:

2009	$323,827
2010	190,686
2011	162,597
2012	147,804
2013	49,894
$874,808

Rent expense on all operating leases for 2007 and 2008 was $345,072 and $419,650 respectively.

Legal Matter.  On September 12, 2007, International Game Technology (IGT) filed a lawsuit against us alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT was seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by us if our PlayerVision system was deployed in the marketplace.  On June 12, 2008, IGT and LVGI jointly filed a “stay” of the lawsuit and began settlement negotiations.  On October 14, 2008, pursuant to the settlement effective September 30, 2008 (Note 7), the case was dismissed with prejudice.

On September 15, 2008, a lawsuit was filed against LVGI and certain other defendants concerning their provisional patent for “slot lottery”.  We are unable to estimate minimum costs to be incurred by LVGI, if any, upon the ultimate disposition of this matter and, accordingly, no provision has been made, but we believe the case is without merit and will vigorously defend ourselves.

Noncompliance with Gaming Regulation.  Regulation 5.115 of the Nevada Gaming Commission, as amended on November 18, 1999, allows licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided that the licensee complies with certain financial monitoring and reporting requirements as follows:  1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and in the past have been successful in presenting an alternative plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  In our ten-year history, all of our jackpot liabilities have been paid by us or through insurance coverage, and we have no reason to believe that it will not continue to be the case in the future.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a company is not in compliance with the foregoing financial ratios but has not made any such demand to date.

The forgoing notwithstanding, in July 2008, we received two “Orders to Show Cause” from the Nevada Gaming Control Board (NGCB).  One order dealt with deficiencies in meeting the financial requirements of Regulation 5.115 as to 1) resources in restricted accounts; 2) current ratio or working capital; 3) interest coverage ratio or debt to EBITDA ratio; and 4) bankroll.  For this matter we have agreed to pay a fine of $10,000 in full settlement and satisfaction of the allegations.  However, we can give no assurance that we will be in compliance with these financial requirements in the future.  The second order dealt with deficiencies in filing timely reports with the NGCB as to new hires and termination of personnel.  Our response set forth some remedial action taken by us, which was deemed adequate and no further disciplinary action was taken.

9. Income taxes:

As of December 31, 2008, net operating loss carryovers for federal income tax reporting purposes were approximately $38.0 million and expire between 2013 and 2027. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not.  Therefore, the related deferred tax asset of $13.3 million has been effectively reduced by a 100% valuation allowance.  In addition, we may be limited in our ability to utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes described in Internal Revenue Code Section 382.

In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48).  The adoption of FIN 48 did not have a material impact on our financial statements, net operating loss carryovers or related deferred tax assets or valuation allowances.

10. Financial Instruments:

Our financial instruments consist of cash, jackpot reserve deposits, accounts receivable, accounts payable, and progressive jackpot liability, other accrued expenses, and debt.  The estimated fair values of these financial instruments are approximately equal to book value because of their short-term nature and/or interest rates approximating current market interest rates.

11. Segment Information:

We conduct our operations in three primary business segments: “Casino Games,” Products” and “Other.” The “Casino Games” segment generates income from four games which are played in 7 casinos and 100 bars and convenience stores in Nevada and another 18 casinos outside Nevada.

Our games consist of keno style games (Nevada Numbers and The Million Dollar Ticket), and Super Bonanza, a bingo style game and Gamblers Bonus Million Dollar Ticket, a promotional sweepstakes game, which was launched on April 14, 2008 and discontinued on January 31, 2009.  The composition of our casino games revenue was approximately 67% bingo and 33% keno for the year ended December 31, 2007 and 69.6% bingo, 16.7% keno and 13.7% promotional sweepstakes during the year ended December 31, 2008.

The “Products” segment generates revenue essentially through the sale of keno and bingo supplies and keno equipment.  Supplies include paper products, inside/outside tickets, promotional items and ink for bingo daubers.  Supplies accounted for 65% and 73% of our products sales during the years ended December 31, 2007 and 2008, respectively.  Keno system sales accounted for 35% and 27% of products sales for the years ended December 31, 2007 and 2008, respectively.

The “Other” segment includes revenue from equipment maintenance contracts which accounted for 47% and 64% of other revenue during the years ended December 31, 2007 and 2008, respectively; operation of a keno route (34%  and 16% for the year ended December 31, 2007 and 2008 respectively), the distribution of “hand-held” bingo electronics (5% and 0% for the year ended December 31, 2007 and 2008, respectively) and keno route participation agreements (14% and 20% for the years ended December 31, 2007 and 2008, respectively).

Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	2007	2008
Revenue
Casino Games	$1,859,165	$2,525,884
Product Sales	1,820,375	1,255,428
Other	1,383,869	997,680
	$5,063,409	$4,778,992

Operating income (loss)
Casino Games	$996,348	$(428,089)
Product Sales	766,725	(51,777)
Other	39,541	(234,140)
Unallocated	(8,589,479)	(9,499,296)
	$(6,786,865)	$(10,213,302)

Identifiable assets
Casino Games	$3,504,892	$2,668,200
Product Sales	368,219	381,176
Other	416,890	386,004
Unallocated	2,631,988	3,038,947
	$6,921,989	$6,474,327

Identifiable assets of $6,921,989 and $6,474,326 at December 31, 2007 and 2008, respectively, included recorded goodwill of $2,371,178 that relates to the Product Sales segment from prior acquisitions and the recent acquisition of Adline Network Holdings, Inc.

Capital expenditures	2007	2008
Casino Games	$325,438	$197,790
Product Sales	1,509	-
Other	36,327	109,034
Unallocated	124,655	134,504
	$487,928	$441,328

12. Related Party Transactions:

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

 PlayerVision Contract

             We entered into a contract dated December 13, 2007 with the Four Queens Hotel and Casino, a hotel casino controlled by Terry L. Caudill, a director of our company, and installed AdVision on 52 slot machines for $1.00 per machine per day. The contract was cancelable after the first 60 days but remains in force today.

Board Service

Russell R. Roth, Chairman of the Board, and Jon D. Berkley, CEO, were each granted 10,000 stock options for Board of Directors service in 2008.  Each of Mr. Roth and Mr. Berkley receive salaries from us unrelated to their service on our Board of Directors.

Guarantees

Russell R. Roth, Chairman of the Board, and Bruce A. Shepard, CFO, were each granted 30,000 stock options for personal guarantees of shareholder advances and Mr. Shepard was granted 5,000 shares for personal advances made to us during the year ended December 31, 2008.

13. Subsequent Events:

In January 2009, we raised $562,500 from our Series F and G Preferred shareholder by selling him 225,000 shares of Common Stock Series A at $2.50 per share.  In addition, On February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“Advance”) to the Company.  If the Company and IGT do not execute an investment agreement (“Second Investment Agreement”) on or before August 15, 2009, IGT will have the option of (i) converting the Advance into shares of preferred stock of the Company, or (ii) having the Company repay the Advance.  If IGT elects to convert the Advance into preferred stock, the Advance shall be converted into shares of the same series of the Company’s preferred stock as is being offered in the Company’s private placement (the “Private Placement”) as previously disclosed in the Company’s Form 8-K dated January 16, 2009.  The number of shares to be issued shall be based on the closing price of the Private Placement, or $3.25 per share if the Private Placement is not completed.  If the Private Placement is not completed prior to August 15, 2009, the Advance shall become immediately due and payable to IGT.  The Company granted a security interest in all of its present and future assets as security for such obligation.

Pursuant to the Term Sheet, the Company and IGT shall endeavor to enter into the Second Investment Agreement for a total investment in the Company of $3.0 million inclusive of the Advance (the “$3.0 Million Investment”).  In consideration of the $3.0 Million Investment, the Company intends to issue to IGT a new series of preferred stock convertible into shares of the Company’s Common Stock Series A at the price of the Private Placement, or, if the Private Placement does not close, $3.25 per share.  The preferred stock will be entitled to a mandatory annual 5% cash dividend.  The annual dividend will be personally guaranteed by our chairman and chief financial officer.  The Company and IGT also agreed to amend the License and Application Support Agreement dated September 30, 2008 between the Company and IGT (the “LASA”), and the Intellectual Property Access Agreement dated September 30, 2008 between the Company and IGT (the “IPAA”).

The amendments to the LASA include: (i) a requirement that the Company use its best efforts to utilize IGT’s sb (server based) Media Manager as the default infrastructure for the delivery of the Company’s PlayerVision® applications, where feasible, (ii) a requirement that the Company provide development support for IGT sb (server based) applications requested by IGT, (iii) an amendment to the amount of distribution fees, (iv) a granting to IGT of a “most favored distributor” status so that IGT is granted the most favorable terms on the Company’s software distributor rates for its server-based applications, and (v) a requirement that the Company escrow the source code for the applications that connect to IGT systems.  IGT will have the right to access the source code only if the Company becomes insolvent, and IGT’s rights to utilize such software (if released) will be unlimited.  The amendments to the IPAA include the Company’s agreement that IGT will have the right to initiate, coordinate, finance and assist in the prosecution, defense and enforcement of all Company owned intellectual property to which the Company has granted a right of first refusal to IGT.
.
In January 2009, our Board of Directors adopted the 2009 Stock Option Plan, subject to approval at the 2009 Annual Meeting of Stockholders.  The maximum number of shares of the Company’s common stock that can be optioned and sold under the 2009 Stock Option Plan is 20% of the issued and outstanding shares of common stock.  The maximum number of shares for which a stock option may be may be granted to any optionee during any calendar year shall not exceed 3% of the issued and outstanding common stock.  The purchase price for the shares subject to any stock option shall be determined at the time of the grant by the administrator of the 2009 Stock Option Plan, but shall not be less than 85% of the fair market value per share.

            Our contract with Treasure Island for the $3.9 million base jackpot bankroll for Nevada Numbers and Million Dollar Ticket expired on March 31, 2009, and we shut down the games as a result.  We expect to restart the games  as soon as we find funding for the $3.9 million base jackpot.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2008.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed with the Securities and Exchange Commission has been made known to them in a timely fashion.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the assessment performed on the effectiveness of our internal controls, management believes that, as of December 31, 2008, our internal controls were effective based on the above criteria.

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

Changes in Internal Control over Financial Reporting

Management believes that we have addressed prior material weaknesses in internal control over financial reporting with respect to future periods by requiring the completion of a detailed SEC and GAAP disclosure checklist in connection with our financial closing process at the end of each quarter and at the end of the year, by having a detailed cold review of our financial statements and notes thereto performed by another independent accounting firm prior to each annual and quarterly report being filed with the SEC and reporting the results of that cold review to the audit committee, by subscribing to an online accounting reference service, and by assigning responsibility for regular reconciliation of our equity shares to the transfer agent ledger to a full-time accounting staff person, all of which procedures were implemented prior to the filing of this report.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our 2008 fiscal year (the “2009 Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)  Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flow for the Years Ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

Not required.

(a)(3) and (c) Exhibits

Included as Exhibits are the items listed in the Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc. (Registrant)

By:	/s/ Jon D. Berkley
Jon D. Berkley President and Chief Executive Officer (Principal Executive Officer)

Date:	April 7, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon D. Berkley	Director, President and Chief Executive	April 7, 2009
Jon D. Berkley	Officer (Principal Executive Officer)

/s/ Bruce A. Shepard	Chief Financial Officer and	April 7, 2009
Bruce A. Shepard	Treasurer (Principal Financial and Accounting Officer)

/s/ Russell R. Roth	Director	April 7, 2009
Russell R. Roth

/s/ Harlan D. Braaten	Director	April 7, 2009
Harlan D. Braaten

/s/ Kyleen E. Cane	Director	April 7, 2009
Kyleen E. Cane

/s/ Terry L. Caudill	Director	April 7, 2009
Terry L. Caudill

/s/ Richard H. Irvine	Director	April 7, 2009
Richard H. Irvine

/s/ Robert M. McMonigle	Director	April 7, 2009
Robert M. McMonigle

EXHIBIT INDEX

Exhibit	Document Description
2.1
Stock Purchase Agreement dated June 30, 2002, by and among registrant, Imagineering Systems, Inc., Ron Mach, and Alicia Mach and Bill Williams, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

2.2
Agreement and Plan of Merger dated April 30, 2003 among registrant, Las Vegas Twin, Inc., Triple Win in Nevada, Inc. and Robert G. Ducaj, II, John Mulligan, Leta K. Mulligan, and Michael Cassidy, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on May 20, 2003.

2.3
Closing Agreement for Stock Purchase dated July 1, 2003 by and among the registrant, Imagineering Systems, Inc., Ron Mach and Alicia Mach and Bill Williams, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on August 9, 2003.

2.4
Agreement and Plan of Merger dated January 14, 2005, among the registrant, AdLine Gaming, Inc. and AdLine Network, LLC, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on January 24, 2005.

3.1
Articles of Incorporation, as filed with the Nevada Secretary of State on April 28, 1998, incorporated by reference to registrant’s Registration Statement on Form 10-SB12G/A, as filed with the SEC on June 19, 2000.

3.2
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on June 7, 2000, incorporated by reference to registrant’s Annual Report of Form 10-KSB, as filed with the SEC on April 12, 2001.

3.3
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on December 8, 2005, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

3.4	Certificate of Correction, as filed with the Nevada Secretary of State on July 14, 2006, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on July 19, 2006.
3.5
Certificate of Designation for Common Stock, as filed with the Nevada Secretary of State on July 17, 2006, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on July 19, 2006.

3.6
Certificate of Withdrawal of Certificate of Designation for Series A Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 3, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 7, 2008.

3.7
Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 3, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 7, 2008.

3.8
Certificate of Withdrawal of Certificate of Designation for Series D Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 3, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 7, 2008.

3.9
Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 22, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

Exhibit	Document Description
3.10
Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 22, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

3.11
Amended and Restated Certificate of Designation for Series F Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 22, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

3.12
Amended and Restated Certificate of Designation for Series G Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 22, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

3.13
Amended and Restated Certificate of Designation for Series H Convertible Preferred Stock, as filed with the Nevada Secretary of State on October 22, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

3.14
Certificate of Designation for Series I Preferred Stock, as filed with the Nevada Secretary of State on October 22, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

3.15	Restated Bylaws of registrant, incorporated by reference to registrant’s Registration Statement on Form 8-A12G, as filed with the SEC on January 26, 2009.
10.1	Stock Option Plan (2000), incorporated by reference to Appendix A of registrant’s definitive proxy statement dated October 29, 2007, as filed with the SEC on October 29, 2007.(1)
10.2
First Amendment to the Stock Option Plan (2000), incorporated by reference to Appendix B of registrant’s definitive proxy statement dated October 29, 2007, as filed with the SEC on October 29, 2007.(1)

10.3
Consulting Agreement dated March 31, 2005 by and between registrant and Michael Shillan/Shillan Co., LLC, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.4
Gamblers Bonus Sweepstakes Agreement dated March 31, 2005 between registrant and United Coin Machine Company, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.5
License Agreement dated July 8, 2005 between registrant and Leroy’s Sports and Horse Place, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.6
License Agreement dated July 11, 2005 between registrant and Leroy’s Sports and Horse Place, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.7
Memorandum of Understanding for the Use of PortalVision for Account Wagering between registrant and Computerized Bookmaking Systems, Inc., incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.8
Waiver and Release Agreement dated February 1, 2006 between registrant and AdLine Network, LLC incorporated by reference to registrant’s Annual Report on Form 10-KSB, as filed with the SEC on April 17, 2006.

10.9
Assignment Agreement dated February 1, 2006 between registrant and AdLine Network, LLC, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

Exhibit	Document Description
10.10
Securities Purchase Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on April 7, 2006.

10.11
Amended and Restated Senior Secured Convertible Note with Original Issue Date of March 31, 2006 in favor of CAMOFI Master LDC, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 19, 2008.

10.12
Amended and Restated Registration Rights Agreement dated April 30, 2008 between registrant and CAMOFI Master LDC, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 19, 2008.

10.13
Warrant Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.14
Security Agreement dated March 31, 2006 between registrant and CAMOFI Master LDC, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.15	First Amendment to Security Agreement dated April 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 19, 2008
10.16
Subsidiary Guarantee dated March 31, 2006 between registrant and CAMOFI Master LDC, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.17	First Amendment to Subsidiary Guarantee dated April 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 19, 2008.
10.18
Satisfaction and Termination Agreement between registrant, Imagineering Gaming, Inc., Las Vegas Keno, Inc. and CAMOFI Master LDC dated October 24, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on November 19, 2008.

10.19
First Amendment to Warrants between registrant and CAMOFI Master LDC dated October 24, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on November 19, 2008.

10.20	Investment Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on November 19, 2008.
10.21	Form of Warrant to purchase Common Stock and Common Stock Series A issuable to IGT, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on November 19, 2008.
10.22
License Application and Support Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.(2)

10.23
Intellectual Property Access Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.

10.24	Retrofit License Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.(2)

Exhibit	Document Description
10.25	Binding Term Sheet between registrant and IGT dated February 13, 2009, filed herewith.(3)
10.26
Consulting Agreement dated April 1, 2006 between registrant and JMC Investments, L.L.C., incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.

10.27
Subcontractor Purchase Agreement dated May 20, 2006 between registrant and Spectral Response, Inc, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on July 28, 2006.

10.28
Asset Acquisition Agreement between registrant, Las Vegas Gaming Acquisition Corp., Adline Network Holdings, Inc., Adline Media, LLC, Adline Network, LLC, Freeview Network, LLC, Sam Johnson and Larry L. Enterline dated September 29, 2008 , incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on November 19, 2008.

10.29	Form Offer of Employment, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.
10.30	Executive Employment Agreement of Jon D. Berkley dated May 15, 2007, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on August 14, 2007.(1)
10.31	Form of Non-Qualified Stock Option Agreement, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on November 19, 2007.
10.32	Form of Warrant Agreement, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on November 19, 2007.
21.1	List of Subsidiaries of Registrant, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Management contracts or compensatory plans or arrangements that were previously filed as exhibits pursuant to Item 601(b)(10)(iii) of Regulation S-K.
(2)
Confidential treatment has been granted by the SEC for portions of this exhibit.  These portions have been omitted from the exhibit as filed with the registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.

(3)
Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from the exhibit filed with this Annual Report on Form 10-K and have been filed separately with the SEC.