Form 10-Q
period 2009-03-31
LAS VEGAS GAMING INC
filed 2009-05-20
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2009

OR

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 West Ali Baba Lane, Suite D, Las Vegas, Nevada 89118
(Address of principal executive offices)

(702) 871-7111
(Issuer’s telephone number)
_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                            Accelerated filer    ☐
Non-accelerated filer   ☐    (do not check if smaller reporting company)                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:	15,094,690 shares of Common Stock Series A, $.001 par value, as of March 31, 2009

  LAS VEGAS GAMING, INC.

  FORM 10-Q

TABLE OF CONTENTS

______________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks.  This report may contain trademarks and trade names of other parties, corporations, and organizations.

PART I – FINANCIAL INFORMATION
Item 1.       Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2008	March 31, 2009
ASSETS		(unaudited)
Current assets
Cash	$497,529	$163,041
Investment in marketable securities	5,068	-
Accounts receivable, net of allowance of $578 and $27,626	576,847	364,241
Finished goods inventory	454,026	456,734
Prepaid expenses, deposits and other	79,881	174,289
Jackpot reserve deposits	1,230,761	1,093,288
	2,844,112	2,251,593
Equipment, net of accumulated depreciation of $1,238,739 and $1,309,210	924,256	887,467
Other assets
Goodwill	2,371,178	2,371,178
Other intangibles, net of accumulated amortization of $1,165,743 and $1,231,212	278,330	533,467
Other long term assets	56,451	55,570
	$6,474,327	$6,099,275
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Advances from principal stockholders	$600,000	$1,500,000
Accounts payable and accrued expenses	1,624,740	1,307,074
Current portion of long-term debt	11,957	12,070
Progressive jackpot liability	1,555,360	1,579,610
	3,792,057	4,398,754
Long-term debt, net of current portion	23,119	20,370
Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 50,000 shares issued and outstanding	250,000	250,000
Stockholders' equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series E: 810,800 shares authorized, 810,800 shares issued and outstanding	811	811
Series F: 200,000 shares authorized, 200,000 shares issued and outstanding	200	200
Series G: 150,000 shares authorized, 150,000 shares issued and outstanding	150	150
Series H: 98,500 shares authorized, 98,500 shares issued and outstanding	99	99
Series I: 4,693,878 shares authorized, 4,693,878 shares issued and outstanding	4,694	4,694
Common stock (including Series A): $.001 par, 90,000,000 shares authorized, 14,849,690 and 15,094,690 shares issued and outstanding	14,850	15,095
Additional paid-in capital	44,160,702	44,862,704
Less due from officers and stockholders	(188,245)	(185,245)
Deficit	(41,584,110)	(43,268,357)
	2,409,151	1,430,151
	$6,474,327	$6,099,275
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2009 (UNAUDITED)

	2008	2009
Revenues
Casino games	$543,094	$557,907
Product sales	324,014	279,875
Other	272,020	286,532
	1,139,128	1,124,314

Costs and expenses
Casino games	769,019	507,717
Product costs	152,620	137,165
Other	342,208	280,049
	1,263,847	924,931

Gross operating income (loss)	(124,719)	199,383

Other operating expenses
Selling, general, and administrative	1,594,087	1,489,142
Research and development	301,220	20,458
Depreciation and amortization	217,396	135,943
	2,112,703	1,645,543

Operating loss	(2,237,422)	(1,446,160)

Other income (expense)
Finance costs	(542,071)	(11,541)
Interest income and other	(20,071)	(2,614)

Net loss	(2,799,564)	(1,460,315)
Preferred stock dividends	-	(223,932)
Net loss attributed to common stockholders	$(2,799,564)	$(1,684,247)

Net loss per share attributed to common stockholders	$(0.22)	$(0.11)

Weighted average shares outstanding	12,692,329	15,023,440

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2009	$811	$200	$150	$99	$4,694	$14,850	$44,160,702	$(188,245)	$(41,584,110)
Net loss									(1,460,315)
Dividends payable Preferred Stock Series F, G and I									(223,932)
Issuance of warrants for services							139,747
Other stock based compensation						20	(20)
Redemption of Series F Preferred Stock		(200)					(999,800)
Reissuance of Series F Preferred Stock		200					999,800
Cash received from employees and stockholders								3,000
Sale of Common Stock						225	562,275
Balances, March 31, 2009	$811	$200	$150	$99	$4,694	$15,095	$44,862,704	$(185,245)	$(43,268,357)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2008 AND 2009 (UNAUDITED)

	2008	2009
Operating activities
Net loss	$(2,799,564)	$(1,460,315)
Marketable security received for licensing fee	26,033	5,068
Depreciation and amortization of equipment	96,721	70,473
Amortization of debt issuance cost and intangibles	671,633	65,470
Fair market value adjustment of debt derivative liability	(91,734)	-
Stock-based compensation to employees and consultants	220,784	139,747
Other	(5,324)	880
Changes in operating assets and liabilities:
Accounts receivable	109,377	212,607
Finished goods inventory	(12,498)	(2,708)
Prepaid expenses, deposits and other	(3,031)	(94,408)
Accounts payable and accrued expenses	262,703	(508,720)
Progressive jackpot liability	398,411	24,250
Net cash used in operating activities	(1,126,489)	(1,547,656)

Investing activities
Purchase of property and equipment	(22,638)	(33,684)
Capitalize PlayerVision 3 engineering costs	-	(320,607)
Jackpot reserve deposits	(121,980)	137,473
Net cash used in investing activities	(144,618)	(216,818)

Financing activities
Dividend payments on Series F Preferred Stock	-	(32,877)
Redemption of Series F Preferred Stock	-	(1,000,000)
Re-issuance of Series F Preferred Stock	-	1,000,000
Repayment of debt	(21,264)	(2,637)
Sale of Series E Convertible Preferred Stock	335,000	-
Advances from principal stockholders	250,000	1,500,000
Repayment of advances from principal stockholders	-	(600,000)
Exercise of warrants and options for common stock	105,387	-
Collection of stock subscription receivables	3,000	3,000
Sale of common stock	109,722	562,500
Net cash provided by financing activities	781,845	1,429,986

Net decrease in cash	(489,262)	(334,488)
Cash, beginning of period	489,262	497,529
Cash, end of period	$-	$163,041

Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	$19,000	$-
Exercise of stock warrants and options by increasing subscriptions receivable	6,000	-
Equipment acquired directly with proceeds of new borrowing	34,025	-
Debt retired through issuance of Common Stock Series A	107,500	-
Prepayment of lease costs through issuance of Common Stock Series A	106,000	-
Dividends declared, but unpaid on Series F, G and I Preferred Stock	-	223,932
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, Million Dollar Ticket and Gamblers Bonus Million Dollar Ticket.  On March 31, 2009 we shut down Nevada Numbers and Million Dollar Ticket.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with one of the larger slot route operators in Nevada.  We subsequently shut this game down on January 31, 2009.  Although we have focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has not had a significant revenue effect on our financial statements to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry.

2.  Basis of Presentation and Accounting:

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, relating to interim financial statements. Accordingly, certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to our annual financial statements and the related notes included within our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC, from which the information as of that date is derived.

The consolidated financial statements include the accounts of our wholly-owned subsidiaries and an inactive 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of results to be expected in 2009.

3.  Jackpot Reserve Deposits:

         At December 31, 2008 and March 31, 2009, as required by gaming regulators, we had deposit cash amounts of $1,230,761, and $1,093,288 respectively, that are restricted for funding our various jackpot-oriented games.

4. Equipment:

Equipment consists of the following:

	December 31, 2008	March 31, 2009 (Unaudited)
Production equipment	$1,561,513	$1,583,939
Equipment, furniture, and fixtures	557,855	569,111
Leasehold improvements	43,627	43,627
	2,162,995	2,196,677
Less accumulated depreciation and amortization	1,238,739	1,309,210
	$924,256	$887,467

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.  Other Intangible Assets:

Other intangible assets consist of the following:

	December 31, 2008	March 31, 2009 (Unaudited)
Capitalized PlayerVision engineering costs	-	$340,607
PlayerVision technology patents	$1,016,236	996,236
Software	427,836	427,836
	1,444,072	1,764,679
Less accumulated amortization	1,165,742	1,231,212
	$278,330	$533,467

The intangible assets are amortized over their estimated useful lives, which are currently 5 years with the exception of software which is amortized over three years.  We have not begun amortizing PlayerVision costs as yet and will begin when we get our product to market. Total amortization for other intangible assets amounted to $135,861 and $65,469, respectively, for the three months ended March 31, 2008 and 2009.  The estimated aggregate amortization for the remaining nine months of calendar 2009 and the next five years is as follows (assuming we begin deployment of PlayerVision 3 in July 2009):

2009	$237,354
2010	132,577
2011	110,102
2012	53,434
2013	-
2014	-
$533,467

6.  Debt:

Long term debt is as follows:

	December 31, 2008	March 31, 2009
Other notes payable	$35,076	$32,440
Less amounts due within one year	11,957	12,070
	$23,119	$20,370

The $600,000 advance from shareholder at December 31, 2008 was paid back in January 2009.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pursuant to the Term Sheet, the Company and IGT shall endeavor to enter into the Second Investment Agreement for a total investment in the Company of $3.0 million inclusive of the Advance (the “$3.0 million investment”). In consideration of the $3.0 million investment, the Company intends to issue to IGT a new series of preferred stock convertible into shares of the Company’s Common Stock Series A at the price of the Private Placement, or, if the Private Placement does not close, $3.25 per share. The preferred stock will be entitled to a mandatory annual 5% cash dividend. The annual dividend will be personally guaranteed by our Chairman of the Board of Directors and Chief Financial Officer. The Company and IGT also agreed to amend the License and Application Support Agreement dated September 30, 2008 between the Company and IGT (the “LASA”), and the Intellectual Property Access Agreement dated September 30, 2008 between the Company and IGT (the “IPAA”).  See Note 11 for subsequent event.

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

7.  Stockholders' Equity:

From  time to time, the Company issues shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), either pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  For the three months ended March 31, 2008, we issued 92,129 shares of Common Stock Series A as a result of the exercise of options and warrants.  Additionally, we issued 19,000 shares of Common Stock Series A pursuant to the conversion of 3,800 shares of Series B Convertible Preferred Stock.  During the three months ended March 31, 2008, we also issued 231,528 shares of Common Stock Series A for salaries, bonuses, and board of director fees.  During the three months ended March 31, 2009, we issued 225,000 shares of Common Stock Series A to an investor in return for cash used for working capital (this is the same investor who invested $1,000,000 in Series E Convertible Preferred Stock, $1,000,000 in Series F Convertible Preferred Stock, and $750,000 in Series G Convertible Preferred Stock).

In February 2008, we received an advance from a shareholder of $250,000. In May 2008, this same shareholder purchased 200,000 shares of Series F Convertible Preferred Stock for $5 per share and 150,000 shares of Series G Convertible Preferred Stock for $5 per share for an aggregate purchase price of $1,750,000.  Both Series F and Series G Convertible Preferred Stock are convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  The proceeds of the Series F Convertible Preferred Stock were used to fund the $1,000,000 jackpot bankroll for our Gamblers Bonus Million Dollar Ticket game which launched on April 14, 2008. The proceeds of Series G Convertible Preferred Stock were used for general operating purposes, and the advance of $250,000 was offset against the Series G purchase price. As an incentive to do these transactions, the same shareholder was issued 500,000 shares of Common Stock Series A.  Additionally, if our Common Stock Series A, as a result of a qualified financing, commences trading at less than $5 per

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
share, the shareholder will receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  In addition, the Series F Convertible Preferred Stock shareholder was granted a security interest and other additional rights in connection with our separate account (and related insurance policy), and $1 million is set aside  solely to satisfy our jackpot security requirements relating to the Gamblers Bonus Million Dollar Ticket game.

In the first quarter of 2009, we closed the Gamblers Bonus Million Dollar game due to a lack of ticket sales.  Accordingly, we redeemed the $1,000,000 of Series F Preferred Stock from our investor. We closed our Million Dollar Ticket Game as well for the same reason.  We also temporarily suspended our Nevada Numbers game to change the draw to hourly rather than daily.  We restarted the Nevada Numbers game on March 1, 2009 but again suspended it on March 31, 2009 due to a lack of funds to meet our Nevada Gaming bankroll requirements.  This suspension resulted from the change in ownership at Treasure Island and the new ownership’s decision to not continue bankrolling our game.  The game will remain suspended until we can find approximately $4 million for the bankroll.  When we restarted Nevada Numbers on March 1, 2009, we restored Series F Convertible Preferred Stock for $1,000,000 to be used as additional bankroll needed for Nevada Numbers. Due to the March 31 suspension, the Nevada Numbers bankroll funds associated with Series F Convertible Preferred Stock were no longer needed.  Therefore, in April 2009 we again redeemed the Series F Convertible Preferred Stock and the $1,000,000 was returned to the investor.  In addition, in March 2009, the same investor received 20,000 shares of Common Stock Series A and in April 2009, he received another 7,156 shares of Common Stock Series A.  These shares were awarded as an incentive for the restoration of Series F Convertible Preferred Stock for $1,000,000 to support the restarting of Nevada Numbers and cash dividends due on Series F Convertible Preferred Stock.

Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B
Convertible Preferred Stock on a one-to-five basis.

A certain portion of the proceeds derived from the sale of Series B Convertible Preferred Stock provided jackpot security for two of our game products, Nevada Numbers and The Million Dollar Ticket. The terms of Series B Convertible Preferred Stock provide that if at any time we determine that these proceeds are no longer used by us to provide jackpot security for either our Nevada Numbers or Million Dollar Ticket game then, in each case, each holder of Series B Convertible Preferred Stock will have the option, for 90 calendar days from the date the holders of Series B Convertible Preferred Stock are noticed that such funds are no longer being so used, to put to us up to 50% of such holder's Series B Convertible Preferred Stock for $5.00 per share or convert on a one-to-five basis for Common Stock Series A.

On February 12, 2007, because Treasure Island began maintaining the required base jackpot bankroll for Nevada Numbers, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to: exchange one-half of their shares of Series B Convertible Preferred Stock for either (a) their original investment in the shares exchanged, i.e., $5.00 per share, or (b) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock; or to exchange all of their shares of Series B Convertible Preferred Stock for shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until May 13, 2007 to make their decision.

On January 18, 2008, because Treasure Island began maintaining the required base jackpot bankroll for The Million Dollar Ticket, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to exercise

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the above options.  The holders of Series B Convertible Preferred Stock had until April 17, 2008 to make their decision.  At March 31, 2008 holders of 183,690 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 918,450 shares of Common Stock Series A.  We also redeemed 35,900 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $179,500 through March 31, 2008.  In the second quarter of 2008, we redeemed 27,900 shares of Series B Convertible Preferred Stock, and holders of 98,650 shares of Series B Convertible Preferred Stock elected to convert on a one-to-five basis into 493,250 shares of Common Stock Series A.  As of March 31, 2009, there were 50,000 outstanding shares of Series B Convertible Preferred Stock.

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

Series F Convertible Preferred Stock.  The holder of Series F Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and before Series I, Series B, Series E, Series G and Series H Convertible Preferred Stock as to the $1,000,000 jackpot bankroll reserve for our Gamblers Bonus Million Dollar Ticket game.  On January 31, 2009, we discontinued the Gamblers Bonus Million Dollar Ticket game and the jackpot bankroll reserve of $1,000,000 was transferred to our Nevada Numbers game. On May 9, 2008, we issued 200,000 shares of Series F Convertible Preferred Stock which carries a cumulative 12% dividend rate payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series F Convertible Preferred Stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  As explained above, in April 2009 all shares of Series F Convertible Preferred Stock were redeemed.

Series G Convertible Preferred Stock.  The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series F, I, and B Convertible Preferred Stock.  Series G Convertible Preferred Stock has a liquidation preference over Series H Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a cumulative 12% dividend rate payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

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

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Series I Preferred Stock.  On October 1, 2008, IGT signed an investment agreement as of September 30, 2008, with us for 4,693,878 shares of our Series I Preferred Stock at $2.45 per share, or a total investment of $11.5 million.  The Series I Preferred Stock is convertible into shares of Common Stock Series A on a one-for-one basis. The transaction closed on October 24, 2008.  IGT had previously advanced $1.5 million of this total investment pursuant to an agreement dated July 17, 2008, as amended, so the net proceeds received by the Company on October 24, 2008 was $10 million.  IGT also received a warrant to purchase 1.5 million shares of Common Stock Series A at an exercise price of $2.45 per share.  The warrant has a three-year term and is fully vested.  The shares of Series I Preferred Stock carry a dividend rate of 6.5% payable initially on January 1, 2010 and vote on an as converted basis, on all matters submitted to the Company’s stockholders.  Based on the fully diluted outstanding shares of the Company, IGT is entitled to one seat on the Company’s Board of Directors, which to date they have not chosen to fill.  In addition, IGT forgave a receivable from the Company from a prior legal settlement for $614,027.  Also on October 1, 2008, we signed three agreements with IGT which became part of the legal settlement with IGT: 1) the Retrofit License Agreement, 2) the License and Application Support Agreement and 3) the Intellectual Property Access Agreement.  On October 14, 2008, the legal case with IGT was dismissed by the Court with prejudice.

With the additional $10 million of funding from IGT, we paid in full the CAMOFI note for $6,051,250, together with accrued interest and a payment penalty amounting to $1,567,272.  We were released from any and all liens and claims that CAMOFI may have against us and the Registration Rights Agreement was terminated.  CAMOFI has 2,675,000 warrants, with “piggy back” registration rights for its 300,000 shares of our common stock and underlying shares of common stock underlying its warrants, which registration rights are junior to the registration rights granted to IGT as part of the Series I Preferred Stock transaction.

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

Stock Warrants and Options. Our 2009 Stock Option Plan (2009 Plan), adopted by our Board of Directors, but not yet approved by our shareholders, allows for the issuance of both qualified and non-qualified options. The Stock Option Committee of our Board of Directors administers the 2009 Plan. The 2009 Plan succeeds the 2000 Stock Option Plan (2000 Plan) that will expire later this year except as to options outstanding under the 2000 Plan.  As of March 31, 2009, there were 214,428 qualified and 9,600 non-qualified options outstanding under the 2009 Plan.  As of March 31, 2008 and 2009, respectively, there were 1,121,900 and 1,995,900 options outstanding under the 2000 Plan.  As of March 31, 2008 and 2009, respectively, thre were 425,000 and 650,000 non-qualified options outstanding that were issued outside of the plans.  The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Stock Option Committee, though limited to ten years. Only employees and board members are qualified to receive options.  The stock subject to the 2000 Plan is limited to 2,500,000 shares of Common Stock Series A. The stock subject to the 2009 Plan is limited to 4,260,274 shares of Common Stock Series A which is 20% of the sum of the currently outstanding shares of Common Stock Series A and the outstanding shares of our preferred stock convertible into Common Stock Series A as of January 13, 2009, the date of adoption of the 2009 Plan by our Board of Directors.

 We have, from time to time, granted common stock, warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

initial capitalization of our company and business acquisitions.  Warrants and options to purchase 410,000 and 234,028 shares of Common Stock Series A were issued to officers, employees and directors during the three months ended March 31, 2008 and 2009, respectively. Total compensation cost recognized in operations from grants of options and warrants amounted to $220,784 and $139,747 for the three months ended March 31, 2008 and March 31, 2009, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at March 31, 2009 totaled $591,436 and are expected to be amortized over a weighted average period of three years.

The weighted average exercise price of our outstanding options and warrants at March 31, 2009, was $2.48. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the quarter ended March 31, 2009:

	Options/Warrants	Weighted Average Price
Balance, January 1, 2009	8,656,209	$2.46
Granted	234,028	2.50
Exercised	-	-
Forfeited	(100,000)	1.00
Balance, March 31, 2009	8,790,237	$2.48

As of March 31, 2009, 1,455,771 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at March 31, 2009 is $595,244.

	Non-vested Options	Weighted Average Price
Balance, January 1, 2009	1,393,210	$3.45
Granted	66,771	2.50
Vested	(107,960)	(4.92)
Forfeited	-	-
Balance, March 31, 2009	1,352,021	$3.29

	Non-vested Warrants	Weighted Average Price
Balance, January 1, 2009	110,417	$2.52
Granted	-	-
Vested	(6,667)	(5.00)
Forfeited	-	-
Balance, March 31, 2009	103,750	$2.36

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes stock options and warrants outstanding at March 31, 2009, as to number exercisable and average remaining life in years:

			Weighted Average		Weighted Average
	Exercise	Number	Remaining	Number	Remaining
	Price	Outstanding	Life in years	Exercisable	Life in years
Options	$1.00	270,000	0.75	270,000	0.75
	$2.00	460,000	4.04	158,500	4.04
	$2.50	891,028	4.48	324,007	4.61
	$3.00	100,900	0.92	100,900	0.92
	$4.55	25,000	0.75	25,000	0.75
	$5.00	1,123,000	3.47	637,690	3.45
Warrants	$1.00	267,500	1.56	257,500	1.38
	$1.48	2,675,000	2.07	2,675,000	2.07
	$1.50	30,000	4.10	30,000	4.10
	$2.00	185,000	1.40	185,000	1.40
	$2.10	23,809	1.62	23,809	1.62
	$2.45	1,510,000	2.57	1,510,000	2.57
	$2.50	125,000	4.36	31,250	4.36
	$3.00	854,000	1.81	854,000	1.81
	$4.00	100,000	0.87	100,000	0.87
	$5.00	150,000	2.03	150,000	2.03
		8,790,237	2.59	7,332,656	2.31

There are 1,455,771 options and warrants that have been issued but not vested.  Of these options and warrants 518,000 will vest during the remainder of 2009, 607,757 in 2010, 307,757 in 2011 and 22,257 in 2012.

8.  Commitments and Contingencies:

Economic conditions and related risks and uncertainties. The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time but may likely be significant.

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

We purchase insurance to fund the base progressive jackpots for Nevada Numbers and The Million Dollar Ticket. We fund any uninsured portion plus increases to the progressive jackpot through operations. We are ultimately liable for the entire jackpot. The following table presents details of our liability for progressive jackpots at March 31, 2009, and related assumptions:

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

March 31, 2009
Present value of Nevada Numbers $5.0 million base progressive jackpot, payable in 20 equal annual installments using a 3.25% discount rate, the prevailing prime rate	$3,752,968
Present value at 3.25% of the progressive jackpot meter for Nevada Numbers	85,125
Less portion insured through conventional insurers	(2,900,000)
Other games	641,517
$1,579,610

Legal Matter. A lawsuit is pending against LVGI and certain other defendants concerning their provisional patent for “Slot Lottery.”  We are unable to estimate minimum costs, if any, to be incurred by LVGI upon the ultimate disposition of this matter and, accordingly, no provision has been made, but we believe the case is without merit and will vigorously defend ourselves.

Gaming Regulation and Licensing.  We are licensed with the State of Nevada as an operator of inter-casino-linked systems, supplier and distributor of keno and bingo products, parts, and service, and as a keno route operator.  From time to time, we seek licensure in other gaming jurisdictions so that we may similarly participate in the gaming revenue produced by customers from our products in those jurisdictions.  Failure to comply with applicable gaming regulations, retain our Nevada licenses, or obtain and retain the necessary licenses in other jurisdictions, would likely have a material adverse effect on our future operations and cash flows.

Adopted amendments to Regulation 5.115 of the Nevada Gaming Commission, as amended on November 18, 1999, allow licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided that the licensee complies with certain financial monitoring and reporting requirements as follows:  1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and in the past have been successful in presenting an alternative plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  In our eleven-year history, all of our jackpot liabilities have been paid by us or through insurance coverage, and we have no reason to believe that it will not continue to be the case in the future.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a company is not in compliance with the foregoing financial ratios but has not made any such demand to date.

The forgoing notwithstanding, in July, 2008, we received two “Orders to Show Cause” from the Nevada Gaming Control Board (NGCB).  One order dealt with deficiencies in meeting the financial requirements of Regulation 5.115 as to 1) resources in restricted accounts; 2) current ratio or working capital; 3) interest coverage ratio or debt to EBITDA ratio; and 4) bankroll.  For this matter we have paid a fine of $10,000 in full settlement and satisfaction of the allegations.  The second order dealt with deficiencies in filing timely reports with the NGCB as to new hires and termination of personnel.  Our response set forth some remedial action taken by us which was deemed adequate during the three months ended March 31, 2009 and no further disciplinary action was taken.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.  Income Taxes:

As of March 31, 2009, net operating loss carryovers for federal income tax reporting purposes total approximately $39.9 million and expire between 2013 and 2028. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not.  Therefore, the related deferred tax asset of $14.0 million has been effectively reduced by a 100% valuation allowance.  In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes described in Internal Revenue Code Section 382.

10.  Segment Information:

We conduct our operations in three primary business segments: “Casino Games,” Products” and “Other.” The “Casino Games” segment generates income from four games which are played in 25 casinos and 100 bars and convenience stores in Nevada and another 14 casinos outside Nevada.

Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	Three months ended March 31,
	2008	2009
Revenue
Casino Games	$543,094	$557,907
Product Sales	324,014	279,875
Other	272,020	286,532
	$1,139,128	$1,124,314

Operating income (loss)
Casino Games	$(225,925)	$50,190
Product Sales	171,394	142,710
Other	(70,188)	6,483
Unallocated	(2,112,703)	(1,645,543)
	$(2,237,422)	$(1,446,160)

Identifiable assets
Casino Games		$2,465,966
Product Sales		355,722
Other		296,413
Unallocated		2,981,174
		$6,099,275

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Identifiable assets of $6,099,275 at March 31, 2009, included recorded goodwill of $2,371,178 that relates to the Product Sales segment from prior acquisitions.

	Three months ended March 31,
Capital expenditures	2008	2009
Casino Games	$197,790	$12,472
Product Sales	-	754
Other	109,034	-
Unallocated	134,504	20,458
	$441,328	$33,684

11.    Subsequent Event:

On May 15, 2009, IGT informed the Company that the final round of funding for $1.5 million for the Second Investment as disclosed in Note 6 would not be completed. We are presently in negotiation with IGT to extend the term of the $1.5 million advance beyond August 15, 2009 and make it a longer term, interest only note payable.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of more significant revenue from PlayerVision during the third quarter of 2009 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward looking statements.  Such risks and uncertainies include any adverse judgment, ruling or order, lack of market acceptance of our PlayerVision system, our inability to secure additional third-party financing, the current economic recession, the lack of operating history of our PlayerVision system, the ability of our competitors to introduce products having advantages over our PlayerVision system, the failure to obtain regulatory approval for our PlayerVision modules, restrictrictions on our ability to install our PlayerVision system on existing gaming machines, our failure to protect our intellectual property rights, and additional risks discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2008.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  These historical financial statements may not be indicative of our future performance.

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

In early May 2009, we received oral approval for nine software applications on our more robust and scalable PlayerVision 3 platform from the Nevada Gaming Control Board laboratory and expect to have written approval by the end of May 2009.  These software applications include Beverage-on-Demand, ServiceVision, VoyeurVision, Live TV, AdVision, YouTube, CasinoTunes, ValetVision, and BlastVision.  We submitted these same applications for Gaming Laboratories International (GLI) approval, an independent accredited testing laboratory, in May 2009.

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, and subject to economic uncertainties discussed herein, we expect to begin to realize more significant revenue from our PlayerVision system during the third quarter of 2009 that would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would be from the installation of our nine software applications on the PlayerVision 3 platform in the United States, primarily Nevada for now.  No assurance can be given, however, that we will begin installing our PlayerVision 3 applications or begin realizing revenue from our PlayerVision system during the third quarter of 2009 or at all.

We expect to continue for the remainder of 2009 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules, and we expect to face competition from larger, more formidable competitors as we attempt to enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system, we expect to continue to rely on funds from third party financing sources, in addition to funds from operations to sustain our operations in 2009 and 2010.  See discussion in “Liquidity – Outlook” below.

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

Our intangible assets consist of key patents with a five year life and software with a three year life.  PlayerVision 3 costs are being capitalized as we have proven technological feasibility and will be depreciated as soon as we get our product to market in the third quarter of 2009.  We recorded no goodwill impairment charges during the three months ended March 31, 2008 and 2009.

Income Taxes

We have effectively provided a full 100% valuation allowance for the deferred tax effects of our net operating losses at March 31, 2008 and 2009. We have effectively recorded a 100% valuation allowance to offset the deferred tax asset resulting from operating loss carryforwards arising in the current and prior periods that might otherwise have been recognized since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.  Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes ─ An Interpretation of FASB Statement No. 109, became effective in 2007, based on its evaluation, management determined that FIN 48 did not have a material effect on our financial statements or either our net operating loss carryovers or the related deferred tax assets or valuation allowance.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will significantly change the accounting for business combinations and certain other covered transactions. Also, in April of 2008, the FASB issued FSP SFAS141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. Both SFAS 141R and FSP SFAS 141R-1 will be applicable for us prospectively only to business combinations and other covered transactions for which the acquisition date occurs during or after 2009. Because we are not now contemplating any covered transactions after their effective date, we currently do not expect either SFAS 141R or FSP SFAS 141R-1 to have a material effect on our future financial position, results of operations, and operating cash flows.

Results of Operations

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008.

Revenue.  Casino games revenue for the three months ended March 31, 2009, increased $15,000 or 2.8%, compared to the three months ended March 31, 2008.  The higher casino games revenue principally resulted from higher revenue from Super Coverall Bingo of $48,000 and from $17,000 of revenue for Gamblers Bonus Million Dollar Ticket which was in existence in January 2009 but not in the first quarter of 2008, offset by the decline of Nevada Numbers of $46,000.

Product sales for the three months ended March 31, 2009, decreased by $44,000 or 13.6% compared to the three months ended March 31, 2008. Keno equipment sales amounted to $51,000 for the three months ended March 31, 2009 compared to $94,000 during the three months ended March 31, 2008. This decrease in Keno equipment sales was due to a delay by customers to buy new keno systems due to the state of the economy.

Other revenue for the three months ended March 31, 2009, increased by $15,000 or 5.3% compared to the three months ended March 31, 2008.  Revenue from Keno route and participation agreements increased for the three months ended March 31, 2008, compared to the three months ended March 31, 2009, as we closed our Keno route business on February 29, 2008, due to renovation at one of our key customer locations. We reopened the Keno route operations in September 2008 at two locations.

Cost and Expenses. Cost and expenses of casino games for the three months ended March 31, 2009, decreased by $261,000 or 34.0% compared to the three months ended, March 31, 2008. The decrease resulted primarily from a favorable interest rate affect on our jackpot expense of $327,000 versus the prior year (interest rates declined by 200 basis points during the three months ended March 31, 2008) offset by an increase in jackpot expense of our Super Bingo Games of $56,000 due to growth of Super Bingo Games.

Product cost and expenses for the three months ended March 31, 2009, decreased $15,000 or 10.1% compared to the three months ended March 31, 2008, consistent with decline in Keno equipment sales.

Other cost and expenses for the three months ended March 31, 2009, decreased $62,000 or 18.1% compared to the three months ended March 31, 2008 as we had a higher hold percentage on our Keno route and participation games by $13,000, and we reduced salary expenses by $55,000 through headcount reductions in our Keno service staff.

Other Operating Expenses. Although selling, general and administrative expenses for the three months ended March 31, 2009, decreased by $105,000 or 6.6%, professional fees decreased by $213,000 during the three months ended March 31, 2009, compared to the same period in 2008 primarily as a result of a reduction in legal fees resulting from settlement of the IGT lawsuit in October, 2008. This was offset by additional stock-based compensation and compensation expense of $81,000.

Research and development costs for the three months ended March 31, 2009, have decreased by $281,000 or 93.2% compared to the three months ended March 31, 2008, as we began capitalizing development costs of our PlayerVision 3 platform.

Depreciation and amortization for the three months ended March 31, 2009, decreased $81,000 or 37.3% compared to the three months ended March 31, 2008, as a result of significantly reduced capital expenditures during each of the last two years.

Finance Costs. Finance costs for the three months ended March 31, 2009, decreased $530,000 or 97.8% compared to the three months ended March 31, 2008, due to the payoff of our primary third party lender, CAMOFI, in October 2008 with proceeds from equity capital invested.

Interest and Other Income. Interest and other income for the three months ended March 31, 2009, increased by $17,000 or 85.0% compared to the three months ended March 31, 2008.  The increase was a result of higher cash balances outstanding offset by a loss in fair value incurred on our marketable securities.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities increased by $421,000 for the three months ended March 31, 2009 primarily because of accounts receivable and inventory decreases of $229,000 offset by increases in accounts payable and accrued expenses of $503,000. Investing activities consisted principally of net cash out flows in connection with $354,000 of capital expenditures offset by $137,000 decrease in jackpot reserve deposits.  Our cash inflows from financing activities in the three months ended March 31, 2009, consisted principally of $562,500 of new capital from the sale of Common Stock Series A and net proceeds of advances from shareholders of $900,000.

Capital Expenditures

Capital expenditures increased by $298,000 for the three months ended March 31, 2009 compared to the same period in the prior year as we began capitalizing our PlayerVision 3 engineering costs prior to the rollout to the marketplace of nine new software applications. For 2009, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $10 million of PlayerVision control units for the rollout of our PlayerVision System.

We believe that we will be able to pay for these capital expenditures from our existing cash balances, from funds generated from future operations, and from funds generated by additional third-party financings, including the establishment of a master equipment lease agreement with financing sources that we have used in the past.  No assurance can be given, however, that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms.  As discussed further under the heading Outlook below, it may be difficult for us to secure additional third-party financing at this time.

Sources of Capital

We have traditionally relied on various forms of third party financing in order to sustain our operations.  On February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“Advance”) to the Company. If the Company and IGT do not execute an investment agreement (“Second Investment Agreement”) on or before August 15, 2009, IGT will have the option of (i) converting the Advance into shares of preferred stock of the Company, or (ii) having the Company repay the Advance. If IGT elects to convert the Advance into preferred stock, the Advance shall be converted into shares of the same series of the Company’s preferred stock as is being offered in the Company’s private placement (the “Private Placement”) as previously disclosed in the Company’s Form 8-K dated January 16, 2009.  The number of shares to be issued shall be based on the closing price of the Private Placement, or $3.25 per share if the Private Placement is not completed.  If the Private Placement is not completed prior to August 15, 2009, the Advance shall become immediately due and payable to IGT. The Company granted a security interest in all of its present and future assets as security for such obligation.  On May 15, 2009, IGT informed us that the final round of funding for $1.5 million for the Second Investment would not be completed. We are presently in negotiation with IGT to extend the term of the $1.5 million Advance beyond August 15, 2009 and make it a longer term, interest only note payable.

Outlook

The United States has been experiencing a severe economic recession that, among other things, has curtailed casino gaming development, activity and profitability, both nationwide and particularly in our local market, and has resulted in highly reduced availability of credit and capital financing and heightened economic risks. The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant.

Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph, we expect to continue for at least the calendar year 2009 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development.  We also expect to continue to rely on funds from third-party financing sources, in addition to funds from operations, to sustain our operations into 2009.  We believe that existing cash balances, together with additional third-party financing and future cash generated from the PlayerVision product rollout, will be sufficient to fund our anticipated working capital requirements and our business expansion plans for at least the next year.  If the PlayerVision product rollout is delayed, we fail to complete or obtain additional third-party financing, or we are unable to establish a master equipment lease agreement, this would have a material adverse effect on our cash flow, results of operations and financial condition.  No assurance can be given, however, that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms. Given the current financial market disruptions, credit crisis and economic recession, including the current downturn in the gaming industry, it may be particularly difficult at this time to obtain any third-party financing on acceptable terms, whether public or private equity or debt, strategic relationships, capital leases or other arrangements.  In addition, we have significant restrictive covenants under our recent financing with IGT that may prohibit us in certain circumstances from obtaining third party financing without IGT’s prior written consent.  In the event we are unable to raise additional funding, we may be unable to satisfy our obligations as they become due.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.

Although casino gaming development, activity and profitability for 2008 were down and are expected to be down for 2009,  also subject to unforeseen effects of the economic risks and uncertainties discussed above, we believe that our PlayerVision system will provide casinos with an additional revenue source or cost reduction with minimal, if any, upfront capital expenditure.  Other than the insignificant revenue realized from our early adoption agreements, we do not expect to begin to realize revenue from our PlayerVision system until the third quarter of 2009.  We cannot provide assurance that the market will accept our PlayerVision system.  Any failure by us to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Off Balance Sheet Financing Arrangements

We have operating leases totaling $748,420 that have the following payment schedule by calendar year: $197,439 in 2009, $190,686 in 2010, $162,597 in 2011, $147,804 in 2012, and $49,894 in 2013.

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Not required.

  Item 4(T).   Controls and Procedures.

We evaluated the effectiveness of our disclosures controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision, and with the participation, of Jon D. Berkley, our Chief Executive Officer, and Bruce A. Shepard, our Chief Financial Officer. Based on this evaluation, Mr. Berkley and Mr. Shepard concluded that our disclosure controls and procedures are effective to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Mr. Berkley and Mr. Shepard also concluded that there have been no significant changes in internal controls or in other factors that have materially affected, or would be reasonably likely to materially affected, our internal control over financial reporting during the quarter most recently ended.

PART II – OTHER INFORMATION

  Item 1.     Legal Proceedings.

         On September 15, 2008, Steven Brandstetter and J & S Gaming filed a lawsuit against us, among other defendants, in Department 11 of the Nevada Eighth Judicial District Court captioned Brandstetter, et al. v. Bally Gaming, Inc., et al., case no. 08-A-571641-C alleging against us claims of breach of contract, misrepresentation, breach of fiduciary duty and unjust enrichment regarding a non-disclosure agreement executed in May 2002 pertaining to the plaintiffs’ gaming concepts.  The plaintiffs are seeking monetary damages, including attorney’s fees and costs.   We filed an answer to the complaint on December 8, 2008 citing eighteen affirmative defenses.  Depositions have been scheduled for some of the executives of the larger company defendants.  No depositions have been requested of any of our executives. We are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter an accordingly, no provision has been made, but we believe the case is without merit, and we intend to defend ourselves vigorously.

  Item 1A.    Risk Factors.

Not required.

  Item 2.       Unregistered Sales of Equity Securities.

During the quarter ended March 31, 2009, we issued 225,000 shares of Common Stock Series A at $2.50 per share for a total investment of $562,500 to the holder of our Series F and G Convertible Preferred Stock.  We also issued 20,000 shares of Common Stock Series A to this investor as an inducement to make the Common Stock investment in January 2009 and for the restoration of Series F Convertible Preferred Stock to be used as additional bankroll for Nevada Numbers.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

During the quarter ended March 31, 2009, we issued options and warrants to purchase a total of 234,028 shares of Common Stock Series A to our employees and members of our board of directors, all with an exercise price of $2.50 per share, primarily with a three-year vesting schedule and a five-year life.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

  Item 3.       Defaults Upon Senior Securities.

None.

  Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

  Item 5.       Other Information.

None.

  Item 6.     Exhibits

10.1*
Binding Term Sheet between registrant and IGT dated February 13, 2009, incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2009

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been granted by the SEC for portions of this exhibit.  These portions have been omitted from the exhibit as filed with the registrant’s Annual Report on Form 10-K, as filed with the SEC on April 8, 2009.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date:	May 20, 2009	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2009	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description
10.1*
Binding Term Sheet between registrant and IGT dated February 13, 2009, incorporated by reference to registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2009

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Confidential treatment has been granted by the SEC for portions of this exhibit.  These portions have been omitted from the exhibit as filed with the registrant’s Annual Report on Form 10-K, as filed with the SEC on April 8, 2009.