Form 10-Q
period 2009-06-30
LAS VEGAS GAMING INC
filed 2009-08-19
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3980 Howard Hughes Pkwy., Suite 450, Las Vegas, Nevada 89169
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:	15,081,846 shares of Common Stock Series A, $.001 par value, as of June 30, 2009

LAS VEGAS GAMING, INC.

  FORM 10-Q

______________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks.  This report may contain trademarks and trade names of other parties, corporations, and organizations.

- i -

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements.
LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2008	June 30, 2009
ASSETS		(unaudited)
Current assets
Cash	$497,529
Investment in marketable securities	5,068
Accounts receivable, net of allowance of $578 and $31,560	576,847	$273,173
Inventories	454,026	493,571
Prepaid expenses, deposits and other	79,881	159,765
Jackpot reserve deposits	1,230,761	201,541
	2,844,112	1,128,050
Equipment, net of accumulated depreciation of $1,238,739 and $1,336,364	924,256	756,732
Other assets
Goodwill	2,371,178	2,371,178
Trademarks, copyrights, patents, software, and other identifiable intangibles, net of accumulated amortization of $1,165,742 and $1,296,843	278,330	781,067
Other long term assets	56,451	70,151
	$6,474,327	$5,107,178
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Advances from stockholders	$600,000	$1,710,000
Accounts payable and accrued expenses	1,624,740	2,524,024
Current portion of long-term debt	11,957	10,914
Current portion of progressive jackpot liability	1,555,360	1,495,665
	3,792,057	5,740,603
Long-term debt	23,119	18,795
Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 50,000 shares issued and outstanding	250,000	250,000
Stockholders' equity (deficiency)
Convertible preferred stock, $.001 par, 10,000,000 shares authorized:
Series E: 810,800 shares authorized, 810,800 shares issued and outstanding	811	811
Series F: 200,000 shares authorized, 200,000 and 0 shares issued and outstanding, respectively	200	-
Series G: 150,000 shares authorized, 150,000 shares issued and outstanding	150	150
Series H: 98,500 shares authorized, 98,500 shares issued and outstanding	99	99
Series I: 4,693,878 shares authorized, 4,693,878 shares issued and outstanding	4,694	4,694
Common stock (including Series A): $.001 par, 90,000,000 shares authorized, 14,849,690 and 15,081,846 shares issued and outstanding	14,850	15,082
Additional paid-in capital	44,160,702	44,119,795
Less stock subscriptions due from officers and principal stockholders	(188,245)	(182,245)
Deficit	(41,584,110)	(44,860,606)
	2,409,151	(902,220)
	$6,474,327	$5,107,178
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2009 (UNAUDITED)

	2008	2009
Revenues
Casino games	$616,412	$426,658
Product sales	349,356	251,475
Other	205,870	301,518
	1,171,638	979,651

Costs and expenses
Casino games	551,810	404,184
Product costs	165,577	133,885
Other	241,518	211,990
	958,905	750,059

Gross operating income	212,733	229,592

Other operating expenses
Selling, general, and administrative	1,767,938	1,282,587
Research and development	397,321	162,725
Depreciation and amortization	211,313	134,387
	2,376,572	1,579,699

Operating loss	(2,163,839)	(1,350,107)

Other income (expense)
Finance costs	(580,391)	(2,794)
Interest income and other	(71,318)	(25,287)

Net loss	(2,815,548)	(1,378,188)
Preferred stock dividends	-	(214,062)
Net loss attributed to common stockholders	$(2,815,548)	$(1,592,250)

Net loss per share attributed to common stockholders	$(0.21)	$(0.11)

Weighted average shares outstanding	13,363,193	15,095,057

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008 AND 2009 (UNAUDITED)

	2008	2009
Revenues
Casino games	$1,159,507	$984,565
Product sales	673,369	531,349
Other	477,890	588,050
	2,310,766	2,103,964

Costs and expenses
Casino games	1,320,829	911,901
Product costs	318,198	271,050
Other	583,726	492,040
	2,222,753	1,674,991

Gross operating income	88,013	428,973

Other operating expenses
Selling, general, and administrative	3,362,027	2,771,726
Research and development	698,540	183,183
Depreciation and amortization	428,709	270,330
	4,489,276	3,225,239

Operating loss	(4,401,263)	(2,796,266)

Other income (expense)
Finance costs	(1,122,462)	(14,335)
Interest income and other	(91,389)	(27,902)

Net loss	(5,615,114)	(2,838,503)
Preferred stock dividends	-	(437,993)
Net loss attributed to common stockholders	$(5,615,114)	$(3,276,496)

Net loss per share attributed to common stockholders	$(0.43)	$(0.22)

Weighted average shares outstanding	13,045,254	15,054,185

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
SIX MONTHS ENDED JUNE 30, 2008 AND 2009 (UNAUDITED)

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2008	$-	$35	$125	$744	-	-	-	-	$12,563	$26,497,097	$(235,414)	$(28,562,419)
Net loss												(5,615,114)
Exercise of warrants and options									93	108,706	(8,412)
Issuance of warrants										238,682
Other Stock based compensation									238	476,096	52,000
Cash received from employees and stockholders											6,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A									131	130,370
Sale of Series E Convertible Preferred Stock				67						334,933
Sale of Series F Convertible Preferred Stock					200					639,872
Sale of Series G Convertible Preferred Stock						150				479,904
Sale of Series H Convertible Preferred Stock							99			492,402
Sale of Common Stock Series A to Employees									55	110,667
Sale of Common Stock Series A									500	629,374
Balances, June 30, 2008	$-	$35	$125	$811	$200	$150	$99	$-	$13,580	$30,138,101	$(185,826)	$(34,177,533)

The accompanying notes are an integral part of these financial statements.

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2009	$-	$-	$-	$811	$200	$150	$99	4,694	$14,850	$44,160,702	$(188,245)	$(41,584,110)
Net loss												(2,838,503)
Dividends payable Preferred Stock Series F, G and I												(437,993)
Issuance of warrants for services										378,735
Issuance of common stock to reimburse legal expenses									27	17,863
Cancellation of common stock									(20)	20
Cancellation of Series F Preferred Stock					(400)					(1,999,600)
Re-issuance of Series F Preferred Stock					200					999,800
Cash received from employees and stockholders											6,000
Sale of Common Stock Series A									225	562,275
Balances, June 30, 2009	$-	$-	$-	$811	$-	$150	$99	$4,694	$15,082	$44,119,795	$(182,245)	$(44,860,606)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2008 AND 2009 (UNAUDITED)

	2008	2009
Operating activities
Net loss	$(5,615,114)	$(2,838,503)
Marketable security received for licensing fee	36,001	5,068
Depreciation and amortization of equipment	257,946	164,675
Amortization of debt issuance costs and intangibles	1,178,205	131,100
Fair market value adjustment of debt derivative liability	(83,995)	-
Stock-based compensation to employees and consultants	557,319	386,625
Bad debts	1,377	30,982
Changes in operating assets and liabilities:
Accounts receivable	145,750	272,692
Inventories	18,960	40,455
Prepaid expenses, deposits and other	10,240	(79,885)
Other	(958)	(13,701)
Accounts payable and accrued expenses	944,610	504,170
Progressive jackpot liability	470,631	(59,695)
Net cash (used in) operating activities	(2,079,028)	(1,456,017)

Investing activities
Purchase of property, equipment, and software	(77,970)	(85,239)
Proceeds from sale of equipment	55,250	6,150
Capitalize PlayerVision 3 engineering costs	-	(631,899)
Jackpot reserve deposits	(1,001,072)	1,029,220
Net cash provided by (used in) investing activities	(1,023,792)	318,232

Financing activities
Dividend payments on Series F Preferred Stock	-	(32,877)
Redemption of Series F Preferred Stock	-	(2,000,000)
Re-issuance of Series F Preferred Stock	-	1,000,000
Redemption of Series B Preferred Stock	(137,500)
Repayment of debt	(43,552)	(5,367)
Sale of Series E Convertible Preferred Stock	335,000	-
Sale of Series F Convertible Preferred Stock	640,072
Sale of Series G Convertible Preferred Stock	480,054
Sale of Series H Convertible Preferred Stock	492,501
Advances from principal stockholders	-	1,720,000
Repayment of advances from principal stockholders	-	(610,000)
Exercise of warrants and options for common stock	100,387	-
Collection of stock subscription receivables	6,000	6,000
Sale of common stock	740,596	562,500
Net cash provided by financing activities	2,613,558	640,256

Net decrease in cash	(489,262)	(497,529)
Cash, beginning of period	489,262	497,529
Cash, end of period	$-	$-

Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	$130,500	$-
Exercise of stock warrants and options increasing subscriptions receivable	8,412	-
Equipment acquired directly with proceeds of new borrowing	34,025	-
Debt retired through issuance of Common Stock Series A	107,500	-
Prepayment of lease costs through issuance of Common Stock Series A	106,000	-
Interest added to face amount of note due to debt modification	801,250	-
Dividends declared, but unpaid on Series F, G and I Preferred Stock	-	437,993
Dividend paid in Common Stock Series A on Series F Preferred Stock		(10,000)
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

           Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our offering of these types of games has included Nevada Numbers, Super Bonanza Bingo, Million Dollar Ticket and Gamblers Bonus Million Dollar Ticket.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with one of the larger slot route operators in Nevada.  We subsequently shut this game down on January 31, 2009.  On March 31, 2009, the Company shut down Nevada Numbers and Million Dollar Ticket.

           Although we have focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has not had a significant revenue effect on our financial statements to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry.  (See Note 8a).

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

            The consolidated financial statements include the accounts of our wholly-owned subsidiaries and an inactive and immaterial 85%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

            The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  Events through the date the consolidated financial statements were issued, August 19, 2009, were evaluated by management to determine if adjustments to or disclosure in these interim consolidated financial statements were necessary.  The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of results to be expected for the year.

3.  Jackpot Reserve Deposits:

            At December 31, 2008 and June 30, 2009, as required by gaming regulators, we had deposit cash amounts of $1,230,761 and $201,604, respectively, which are restricted for funding our various jackpot-oriented games.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. Equipment:

Equipment (Note 8a) consists of the following:

	December 31, 2008	June 30, 2009 (Unaudited)
Production equipment	$1,561,513	$1,478,147
Equipment, furniture, and fixtures	557,855	571,322
Leasehold improvements	43,627	43,627
	2,162,995	2,093,096
Less accumulated depreciation and amortization	1,238,739	1,336,364
	$924,256	$756,732

5.  Other Intangible Assets:

Other intangible assets (Note 8a) consist of the following:

	December 31, 2008	June 30, 2009 (Unaudited)
Capitalized PlayerVision engineering costs		$651,899
PlayerVision technology patents	$1,016,236	996,236
Software	427,836	429,775
	1,444,072	2,077,910
Less accumulated amortization	1,165,742	1,296,843
	$278,330	$781,067

The intangible assets are amortized over their estimated useful lives, which are currently 5 years with the exception of software which is amortized over three years.  We have not begun amortizing PlayerVision costs as yet and will begin when we get our product to market. Total amortization for other intangible assets amounted to $266,944 and $131,100, respectively, for the six months ended June 30, 2008 and 2009.  The estimated aggregate amortization for the remaining six months of calendar 2009 and the next five years is as follows (if we begin deployment of PlayerVision 3 as planned in November 2009):

2009	$ 153,941
2010	236,925
2011	214,512
2012	175,689
2013	-
2014	-
$ 781,067

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.  Debt:

Long term debt is as follows:

	December 31, 2008	June 30, 2009
Other notes payable	$35,076	$29,709
Less amounts due within one year	11,957	10,914
	$23,119	$18,795

The $600,000 advance from a stockholder at December 31, 2008 was paid back in January 2009.  An additional $1,720,000 was advanced from three stockholders including $1.5 million from IGT (see below).  Of this amount, $10,000 was paid back in June 2009.

On February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“the Advance”) to the Company.  We are presently in negotiations with IGT to extend the term of the $1.5 million advance beyond August 15, 2009 and make it a longer term, interest only note payable with a 10% interest rate.  Although the term has expired, negotiations are continuing.  We expect the note to be extended to at least January 31, 2010.  We granted a security interest in all of our present and future assets as security for such obligation.

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

7.  Stockholders' Equity:

From  time to time, the Company issues shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), either pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  For the six months ended June 30, 2008, we issued 92,659 shares of Common Stock Series A as a result of the exercise of options and warrants.  Additionally, we issued 130,500 shares of Common Stock Series A pursuant to the conversion of 26,100 shares of Series B Convertible Preferred Stock.  During the six months ended June 30, 2008, we also issued 295,528 shares of Common Stock Series A for salaries, bonuses, services, and board of director fees and 500,000 shares of Common Stock Series A as part of our sale of Series F and Series G Convertible Preferred Stock.

During the six months ended June 30, 2009, we issued 229,000 shares of Common Stock Series A to an investor in return for cash used for working capital (this is the same investor who invested $1,000,000 in Series E Convertible Preferred Stock, $1,000,000 in Series F Convertible Preferred Stock, and $750,000 in Series G Convertible Preferred Stock).

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In February 2008, we received an advance from a stockholder of $250,000. In May 2008, this same stockholder purchased 200,000 shares of Series F Convertible Preferred Stock for $5 per share and 150,000 shares of Series G Convertible Preferred Stock for $5 per share for an aggregate purchase price of $1,750,000.  Both Series F and Series G Convertible Preferred Stock are convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  The proceeds of the Series F Convertible Preferred Stock were used to fund the $1,000,000 jackpot bankroll for our Gamblers Bonus Million Dollar Ticket game which launched on April 14, 2008. The proceeds of Series G Convertible Preferred Stock were used for general operating purposes, and the advance of $250,000 was offset against the Series G purchase price. As an incentive to do these transactions, the same stockholder was issued 500,000 shares of Common Stock Series A.  Additionally, if our Common Stock Series A, as a result of a qualified financing, commences trading at less than $5 per share, the stockholder will receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  In addition, the Series F Convertible Preferred Stock stockholder was granted a security interest and other additional rights in connection with our separate account (and related insurance policy), and $1 million was set aside  solely to satisfy our jackpot security requirements relating to the Gamblers Bonus Million Dollar Ticket game.

In the first quarter of 2009, we closed the Gamblers Bonus Million Dollar game due to a lack of ticket sales.  Accordingly, we redeemed the $1,000,000 of Series F Preferred Stock from our investor. We closed our Million Dollar Ticket Game as well for the same reason.  We also temporarily suspended our Nevada Numbers game to change the draw to hourly rather than daily.  We restarted the Nevada Numbers game on March 1, 2009 but again suspended it on March 31, 2009 due to a lack of funds to meet our Nevada Gaming bankroll requirements.  This suspension resulted from the change in ownership at Treasure Island and the new ownership’s decision to not continue bankrolling our game.  The game will remain suspended until we can find approximately $4 million for the bankroll.  When we restarted Nevada Numbers on March 1, 2009, we restored Series F Convertible Preferred Stock for $1,000,000 to be used as additional bankroll needed for Nevada Numbers. Due to the March 31 shutdown, the Nevada Numbers bankroll funds associated with Series F Convertible Preferred Stock were no longer needed.  Therefore, in April 2009 we again redeemed the Series F Convertible Preferred Stock and the $1,000,000 was returned to the investor.  In addition, in April 2009, he received another 7,156 shares of Common Stock Series A.  These shares were awarded in lieu of cash dividends and as a reimbursement of legal fees for the restoration of Series F Convertible Preferred Stock for $1,000,000 to support the restarting of Nevada Numbers.

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

        On January 18, 2008, because Treasure Island began maintaining the required base jackpot bankroll for The Million Dollar Ticket, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to exercise the above options.  The holders of Series B Convertible Preferred Stock had until April 17, 2008 to make their decision.  At March 31, 2008 holders of

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

183,690 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 918,450 shares of Common Stock Series A.  We also redeemed 35,900 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $179,500 through March 31, 2008.  In the second quarter of 2008, we redeemed 27,900 shares of Series B Convertible Preferred Stock, and holders of 98,650 shares of Series B Convertible Preferred Stock elected to convert on a one-to-five basis into 493,250 shares of Common Stock Series A.  As of June 30, 2009, there were 50,000 outstanding shares of Series B Convertible Preferred Stock.

Series E Convertible Preferred Stock.  Holders of Series E Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series I and B Convertible Preferred Stock. Series E and Series G Convertible Preferred Stock are pari passu in liquidation preference. Series E Convertible Preferred Stock has a liquidation preference over Series H Convertible Preferred Stock.  During the year ended December 31, 2008, we issued 67,000 shares of our Series E Convertible Preferred Stock raising $335,000.  In February 2008, we closed our Series E Convertible Preferred Stock offering with a total of 810,800 shares issued and $4,054,000 raised.

Series G Convertible Preferred Stock.  The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series I and B Convertible Preferred Stock.  Series G Convertible Preferred Stock has a liquidation preference over Series H Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a cumulative 12% dividend rate payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series H Convertible Preferred Stock.  The holders of Series H Convertible Preferred Stock are entitled to receive $5 per share as a liquidation preference after payment of all existing and future indebtedness and the liquidation preference of Series I, Series B, Series E, and Series G Convertible Preferred Stock.  During the year ended December 31, 2008, we issued 98,500 shares of Series H Convertible Preferred Stock at a price of $5 per share for a total capital raise of $492,500.  The Series H Convertible Preferred offering closed June 21, 2008.  Series H Convertible Preferred stock is convertible into Common Stock Series A at the lower of $2.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

Series I Preferred Stock.  On October 1, 2008, IGT signed an investment agreement as of September 30, 2008, with us for 4,693,878 shares of our Series I Preferred Stock at $2.45 per share, or a total investment of $11.5 million.  The Series I Preferred Stock is convertible into shares of Common Stock Series A on a one-for-one basis. The transaction closed on October 24, 2008.  IGT had previously advanced $1.5 million of this total investment pursuant to an agreement dated July 17, 2008, as amended, so the net proceeds received by the Company on October 24, 2008 was $10 million.  IGT also received a warrant to purchase 1.5 million shares of Common Stock Series A at an exercise price of $2.45 per share.  The warrant has a three-year term and is fully vested.  The shares of Series I Preferred Stock carry a dividend rate of 6.5% payable initially on January 1, 2010 and vote on an as converted basis, on all matters submitted to the Company’s stockholders.  Based on the fully diluted outstanding shares of the Company, IGT is entitled to two seats on the Company’s Board of Directors, which to date they have not chosen to fill.  In addition, IGT forgave a receivable from the Company from a prior legal settlement for $614,027.  Also on October 1, 2008, we signed three agreements with IGT which became part of the legal settlement with IGT: 1) the Retrofit License Agreement, 2) the License and Application Support Agreement and 3) the Intellectual Property Access Agreement.  On October 14, 2008, the legal case with IGT was dismissed by the Court with prejudice.

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

        Stock Warrants and Options. Our 2009 Stock Option Plan (2009 Plan), adopted by our Board of Directors and approved by our stockholders, allows for the issuance of both qualified and non-qualified options. The Stock Option Committee of our Board of Directors administers the 2009 Plan. The 2009 Plan succeeds the 2000 Stock Option Plan (2000 Plan) that will expire later this year except as to options outstanding under the 2000 Plan. As of June 30, 2009, there were 885,387 qualified and 24,000 non-qualified options outstanding under the 2009 Plan.  As of June 30, 2008 and 2009, respectively, there were 1,978,900 and 2,645,900 options outstanding under the 2000 Plan.  As of June 30, 2008 and 2009, respectively, there were 425,000 and 650,000 non-qualified options outstanding that were issued outside of the plans.  The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Stock Option Committee, though limited to ten years. Only employees, directors and consultants are qualified to receive options.  The stock subject to the 2000 Plan is limited to 2,500,000 shares of Common Stock Series A. The stock subject to the 2009 Plan is limited to 20% of the sum of the currently outstanding shares of Common Stock Series A and the outstanding shares of our preferred stock convertible into Common Stock Series A as of beginning of the period under consideration.

        We have, from time to time, granted common stock, warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 870,000 and 931,387 shares of Common Stock Series A were issued to officers, directors and employees during the six months ended June 30, 2008 and 2009, respectively. Total compensation cost recognized in operations from grants of options and warrants amounted to $557,319 and $378,735 for the six months ended June 30, 2008 and June 30, 2009, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at June 30, 2009 totaled $879,536 and are expected to be amortized over a weighted average period of three years.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average exercise price of our outstanding options and warrants at June 30, 2009, was $2.48. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the quarter ended June 30, 2009:

	Options/Warrants	Weighted Average Price
Balance, January 1, 2009	8,656,209	$2.46
Granted	931,387	2.50
Exercised	-	-
Forfeited	(100,000)	1.00
Balance, June 30, 2009	9,487,596	$2.48

As of June 30, 2009, 1,697,790 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at June 30, 2009 is $879,536.

	Non-vested Options	Weighted Average Price
Balance, January 1, 2009	1,393,210	$3.45
Granted	580,790	2.50
Vested	(378,960)	(3.79)
Forfeited	-	-
Balance, June 30, 2009	1,595,040	$3.02

	Non-vested Warrants	Weighted Average Price
Balance, January 1, 2009	110,417	$2.52
Granted	9,000	2.50
Vested	(16,667)	(2.63)
Forfeited	-	-
Balance, June 30, 2009	102,750	$2.50

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes stock options and warrants outstanding at June 30, 2009, as to number exercisable and average remaining life in years:

			Weighted Average		Weighted Average
	Exercise	Number	Remaining	Number	Remaining
	Price	Outstanding	Life in years	Exercisable	Life in years
Options	$1.00	270,000	0.50	270,000	0.50
	$2.00	460,000	3.79	310,000	3.79
	$2.50	1,576,387	4.51	495,347	4.54
	$3.00	100,900	0.67	100,900	0.67
	$4.55	25,000	0.50	25,000	0.50
	$5.00	1,123,000	3.22	759,000	3.16
Warrants	$1.00	267,500	1.31	267,500	1.31
	$1.48	2,675,000	1.82	2,675,000	1.82
	$1.50	30,000	3.85	30,000	3.85
	$2.00	185,000	1.15	185,000	1.15
	$2.10	23,809	1.38	23,809	1.38
	$2.45	1,500,000	2.31	1,500,000	2.31
	$2.50	147,000	4.21	44,250	4.29
	$3.00	854,000	1.56	854,000	1.56
	$4.00	100,000	0.62	100,000	0.62
	$5.00	150,000	1.78	150,000	1.78
		9,487,596	2.53	7,789,806	2.17

There are 1,697,790 options and warrants that have been issued but not vested.  Of these options and warrants 247,800 will vest during the remainder of 2009, 778,496 in 2010, 478,497 in 2011 and 192,997 in 2012.

8.  Contingencies:

                 a.     Economic conditions and related risks and uncertainties. The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time but have been and may continue to be significant.  We are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our expected working capital requirements for the remainder of 2009.  Accordingly, unless we obtain third-party debt or equity financing or otherwise raise capital, for example, through the possible sale of assets, in the near future, we will not be able to continue as a going concern.

                 Based on circumstances described in the foregoing paragraph, and the related uncertainties as to the success of management’s plans to continue as a going concern, we are unable to make cash flow forecasts based on reasonably objective assumptions. Accordingly, as of June 30, 2009, impairment evaluations relative to these assets were based on our expectation of recoverability of at least their carrying values through a possible sale thereof using fair value estimates that are based on Level 3 inputs, as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements. However, except as discussed in Note 12 to our consolidated financial statements, no such asset sales are presently expected and, therefore, no assets are currently classified as held for sale. It is possible based on future developments, even in the near term, that asset impairment writedowns may become necessary and that they may be significant.

     To address the going concern uncertainty, we are in discussions to engage an investment banking firm to assist us in raising capital and are presently in due diligence with possible strategic partners in the gaming industry for an equity investment.  We are also creating a sales deployment pipeline which should provide momentum to our capital raising efforts.  We have also engaged in some cost cutting and are in the process of negotiating for the sale of our bingo and keno business. (See Note 12.)

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

Though the two progressive jackpot games are currently shut down, we may still become liable for the unpaid progressive portion of each game.  That possible liability is currently $218,604 and is provided for with a deposit in one of our brokerage accounts.

         b.    Legal Matter. A lawsuit is pending against LVGI and certain other defendants concerning their provisional patent for “Slot Lottery.”  Management is unable to estimate minimum costs, if any, to be incurred by the Company upon the ultimate disposition of this matter and, accordingly, no provision has been made, but management believes the case is without merit and will vigorously defend the Company.  No assurance can be given that the Company will be successful with respect to this matter.

         c.    Gaming Regulation and Licensing.  We are licensed with the State of Nevada as an operator of inter-casino-linked systems, supplier and distributor of keno and bingo products, parts, and service, and as a keno route operator.  From time to time, we seek licensure in other gaming jurisdictions so that we may similarly participate in the gaming revenue produced by customers from our products in those jurisdictions.  Failure to comply with applicable gaming regulations, retain our Nevada licenses, or obtain and retain the necessary licenses in other jurisdictions, would likely have a material adverse effect on our future operations and cash flows.

         Adopted amendments to Regulation 5.115 of the Nevada Gaming Commission, as amended on November 18, 1999, allow licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided that the licensee complies with certain financial monitoring and reporting requirements as follows:  1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and in the past have been successful in presenting an alternative plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a licensee is not in compliance with the foregoing financial ratios but has not made any such demand on the Company to date.

         The foregoing notwithstanding, in July, 2008, we received two “Orders to Show Cause” from the Nevada Gaming Control Board (NGCB).  One order dealt with deficiencies in meeting the financial requirements of Regulation 5.115 as to 1) resources in restricted accounts; 2) current ratio or working capital; 3) interest coverage ratio or debt to EBITDA ratio; and 4) bankroll.  We have paid a fine of $10,000 in full settlement and satisfaction of the allegations in this matter.  The second order dealt with deficiencies in filing timely reports with the NGCB as to new hires and termination of personnel.  Our response set forth some remedial action taken by us, which was deemed adequate during the three months ended March 31, 2009, and to date, no further disciplinary action has been taken.

9.  Income Taxes:

         As of June 30, 2009, net operating loss carryforwards for federal income tax reporting purposes total approximately $40.0 million and expire between 2013 and 2028. However, because we have not as yet achieved profitable operations, realization of any future income tax benefit of the net operating loss carryforwards accumulated to date is not yet viewed by management at this time as more likely than not.  Therefore, the related deferred tax asset of $14.2 million has been effectively reduced by a 100% valuation allowance.  In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes, if any, described in Internal Revenue Code Section 382.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.  Financial Instruments:

                        The Company’s financial instruments consist of cash, jackpot reserve deposits, progressive jackpot liability, and debt.  The estimated fair values of these financial instruments are approximately equal to book value because of their short-term nature and/or interest rates approximating current market interest rates based on Level 2 inputs, as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as amended.

11.  Segment Information:

We conduct our operations in three primary business segments: “Casino Games”, “Products” and “Other.”  The “Casino Games” segment generates income from four games which have been played in 25 casinos and 100 bars and convenience stores in Nevada and another 14 casinos outside Nevada.

Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	Six months ended June 30,
	2008	2009
Revenue
Casino Games	$1,159,507	$984,565
Product Sales	673,369	531,349
Other	477,890	588,050
	$2,310,766	$2,103,964

Operating income (loss)
Casino Games	$(161,322)	$72,664
Product Sales	355,171	260,299
Other	(105,836)	96,010
Unallocated	(4,489,276)	(3,225,239)
	$(4,401,263)	$(2,796,266)

Identifiable assets
Casino Games	$3,802,910	$1,591,825
Product Sales	332,849	240,765
Other	366,874	428,487
Unallocated	2,275,926	2,846,101
	6,778,559	$5,107,178

Identifiable assets of $5,107,178 at June 30, 2009, included recorded goodwill of $2,371,178 that relates to the Product Sales segment from prior acquisitions.

	Six months ended June 30,
Capital expenditures	2008	2009
Casino Games	$31,177	$16,050
Product Sales	-	-
Other	56,726	36,604
Unallocated	24,093	32,585
	$111,996	$85,239

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.  Subsequent Event:

We began a voluntary unpaid furlough of 15 PlayerVision division employees on August 1, 2009, which furlough is expected to continue until we raise additional capital and/or begin deploying our product.

On August 6, 2009, we signed a Technology Royalty Agreement with Perfect Storm Software, LLC, whose members include five of our engineers, one of whom is our Chief Technology Officer, who began employment in 2008 and brought preexisting technology with them which was used in the development of PlayerVision 3.  The Technology Royalty Agreement calls for (1) a  one-time royalty fee of $1,000 due and payable on the date of execution, (2) an annual license reissue fee in the amount of $20,000 due and payable on each anniversary of the Effective Date beginning on the first anniversary, (3) a royalty bonus equal to 5% of net PV 3 sales for software licensed products, (4) a royalty bonus equal to 5% of net sales for hardware utilized to operate software licensed products where the markup percentage of the hardware is greater than 20%, and (5) a royalty bonus of 750,000 shares of the our Common Stock Series A contingent upon any change in control of us.

We have been negotiating the sale of our bingo and keno businesses since June 2, 2009.  However, since approval by the board of directors of a formal plan for the sale did not take place until July 2009, there has been no  reclassification to discontinued operations.  Retroactive reclassification will be reflected in our consolidated financial statements beginning in the third quarter, 2009.  The sale would be an asset sale for $1.2 million and an assumption of approximately $200,000 in liabilities.  The sale of the bingo business for $1.1 million is expected to close by the end of August 2009, and the sale of the keno business for $100,000 is expected to close by the end of 2009, subject to the final approval of the Nevada Gaming Control Board.  The buyer of the bingo business has advanced $500,000 as a refundable deposit against the sale of the bingo business.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of more significant revenue from PlayerVision during the fourth quarter of 2009 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward looking statements.  Such risks and uncertainties include any adverse judgment, ruling or order, lack of market acceptance of our PlayerVision system, our inability to secure additional third-party financing, the current economic recession, the lack of operating history of our PlayerVision system, the ability of our competitors to introduce products having advantages over our PlayerVision system, the failure to obtain regulatory approval for our PlayerVision modules, restrictions on our ability to install our PlayerVision system on existing gaming machines, our failure to protect our intellectual property rights and additional risks discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2008.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  These historical financial statements may not be indicative of our future performance.  (See “Liquidity and Capital Resources,” below.)

Overview

Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies.  Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  However, to date, we have devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PlayerVision system.  In comparison to the keno and bingo market, we believe that the potential market for our PlayerVision system, i.e., the gaming machine market is much larger and more dynamic.  While we continue to provide equipment, supplies and games for use by our customers in the keno and bingo segments of the gaming industry, subject to our ability to continue as a going concern, addressed below, we expect these revenues will continue to decline as we focus on the deployment of PlayerVision.  PlayerVision has not had a significant revenue effect on our financial statements to date.  Due primarily to our focus on the development of our PlayerVision system and other factors, we have incurred expenses in excess of our revenue and have generated losses to date.

In May 2009, we received approval for nine software applications on our more robust and scalable PlayerVision 3 platform from the Nevada Gaming Control Board laboratory.  These software applications include Beverage-on-Demand, ServiceVision, VoyeurVision, Live TV, AdVision, YouTube, CasinoTunes, ValetVision, and BurstVision.  We will submit these same applications for Gaming Laboratories International (GLI) approval, an independent accredited testing laboratory, in the second half of 2009.

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, and subject to economic uncertainties discussed herein, subject to our ability to continue as a going concern, as discussed below, we expect to begin to realize more significant revenue from our PlayerVision system during the fourth quarter of 2009.  This would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would be from the installation of our nine software applications on the PlayerVision 3 platform in the United States, primarily Nevada for now.  No assurance can be given, however, that we will begin installing our PlayerVision 3 applications or begin realizing revenue from our PlayerVision system during the fourth quarter of 2009 or at all.

We expect to continue for the remainder of 2009 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules, and we expect to face competition from larger, more formidable competitors as we attempt to enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system, in addition to any funds from operations, we plan to continue to rely on funds from third party financing sources, if available, in addition to funds from operations to sustain our operations in 2009 and 2010.

We are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements for the remainder of 2009 and, unless we obtain third-party financing or otherwise raise capital through the sale of assets or otherwise in the near future, we will be unable to continue as a going concern.  See discussion in “Liquidity – Outlook” below.

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

Revenue Recognition

PlayerVision. Any revenue from PlayerVision will result from installation fees, activation fees, fees for services, and revenue sharing arrangements. We will recognize installation and activation fees for PlayerVision upon installation and recognize the costs associated with the installation (labor and supplies) at that time. We will recognize revenue from the revenue sharing arrangements as earned and recognize maintenance expenses as incurred against the corresponding revenue.  Manufacturing costs will be capitalized and depreciated over the life of the asset.

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

Equipment, Goodwill and other Intangible Assets

We review the carrying values of equipment, goodwill and other intangible assets for impairment at least annually, and whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets.

             Based on circumstances described in “Liquidity and Capital Resources,” below, and the related uncertainties as to the success of management’s plans to continue as a going concern, we are unable to make cash flow forecasts based on reasonably objective assumptions. Accordingly, as of June 30, 2009, impairment evaluations relative to these assets were based on our expectation of recoverability of at least their carrying values through a possible sale thereof using fair value estimates that are based on Level 3 inputs, as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements. However, except as discussed in Note 12 to our consolidated financial statements, no such asset sales are presently expected and, therefore, no assets are currently classified as held for sale. It is possible based on future developments, even in the near term, that asset impairment writedowns may become necessary and that they may be significant.

Factors used in our evaluations of potential impairment and estimated recoverable values require significant judgments about respective estimated useful lives, risk rates, forecasted growth rates, brand history, expected market growth, competitive environment, market share, future business prospects and success of our products, including with respect to goodwill, the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of the fair value of each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of recoverability or fair value. While we believe that our estimates of recoverable values are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values.  Based on the foregoing analysis, we recorded no goodwill or other impairment charges during the six months ended June 30, 2009.

           Our intangible assets consist of key patents with a five-year life and software with a three-year life.   PlayerVision 3 costs are being capitalized as we have proven technological feasibility and, subject to our ability to continue as a going concern, as discussed above and below, will be depreciated once our product is brought to market.

Income Taxes

We have effectively provided a full 100% valuation allowance for the deferred tax effects of our net operating losses at June 30, 2008 and 2009. We have effectively recorded a 100% valuation allowance to offset the deferred tax asset resulting from operating loss carryforwards arising in the current and prior periods that might otherwise have been recognized since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements issued, but not yet effective or early adopted, that are of significance, or potential significance to the Company.

Results of Operations

Three Months Ended June 30, 2009, Compared with Three Months Ended June 30, 2008.

Revenue.  Casino games revenue for the three months ended June 30, 2009, decreased $190,000 or 30.8%, compared to the three months ended June 30, 2008.  The lower casino games revenue principally resulted from a reduction of $121,000 of revenue for Gamblers Bonus Million Dollar Ticket which was not in existence in the second quarter of 2009 but was being played in the  second quarter of 2008, and Nevada Numbers and Million Dollar Ticket declined by $104,000 due to the discontinuance of the game on March 31, 2009 offset by higher revenue from Super Coverall Bingo of $35,000.

Product sales for the three months ended June 30, 2009, decreased by $98,000 or 28.0% compared to the three months ended June 30, 2008. Keno equipment sales amounted to $17,000 for the three months ended June 30, 2009 compared to $86,000 during the three months ended June 30, 2008. This decrease in keno equipment sales was due to a delay by customers to buy new keno systems due to the state of the economy.  Bingo supplies sales also declined by $25,000 during the three months ended June 30, 2009 versus the same period in the prior year due to loss of market share.

            Other revenue for the three months ended June 30, 2009, increased by $96,000 or 46.5% compared to the three months ended June 30, 2008.  Revenue from Keno route and participation agreements increased by $93,000 for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due to two new route locations being open in Las Vegas during the three months ended June 30, 2009 versus none being open during the three months ended June 30, 2008.

Cost and Expenses. Cost and expenses of casino games for the three months ended June 30, 2009, decreased by $148,000 or 26.8% compared to the three months ended, June 30, 2008. The decrease resulted primarily from the discontinuance of the Nevada Numbers and Million Dollar Ticket games offset by the increase in Super Coverall Bingo as discussed previously.

Product cost and expenses for the three months ended June 30, 2009, decreased $32,000 or 19.1% compared to the three months ended June 30, 2008, consistent with the decline in Keno equipment sales.  Gross margin on product sales has declined from 52.6% to 46.8% as we have had to do more discounting on Keno equipment sales.

Other cost and expenses for the three months ended June 30, 2009, decreased $30,000 or 12.2% compared to the three months ended June 30, 2008 as we reduced salary expenses by $48,000 through headcount reductions in our Keno service staff.

Other Operating Expenses. Selling, general and administrative expenses for the three months ended June 30, 2009, decreased by $485,000 or 27.5%, as legal and consulting fees decreased by $488,000 during the three months ended June 30, 2009, compared to the same period in 2008 primarily as a result of a reduction in legal fees resulting from settlement of the IGT lawsuit in October 2008.

Research and development costs for the three months ended June 30, 2009, have decreased by $235,000 or 59.0% compared to the three months ended June 30, 2008, as we began capitalizing development costs of our PlayerVision 3 platform.

Depreciation and amortization for the three months ended June 30, 2009, decreased $77,000 or 36.4% compared to the three months ended June 30, 2008, as our asset base is older and more assets are becoming fully depreciated.

Finance Costs. Finance costs for the three months ended June 30, 2009, decreased $578,000 or 99.5% compared to the three months ended June 30, 2008, due to the payoff of our primary third party lender, CAMOFI, in October 2008 with proceeds from equity capital invested.

Interest and Other Income. Interest and other income for the three months ended June 30, 2009, increased by $46,000 or 64.5% compared to the three months ended June 30, 2008.  The increase was due to the decrease in the loss on the sale of equipment of $46,000 in the three months ended June 30, 2009 versus the comparable period in the prior year.

Results of Operations

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008.

Revenue.  Casino games revenue for the six months ended June 30, 2009, decreased $175,000 or 15.1%, compared to the six months ended June 30, 2008.  The lower casino games revenue principally resulted from a reduction of $104,000 of revenue for Gamblers Bonus Million Dollar Ticket which was not in existence in the second quarter of 2009 but was being played in the second quarter of 2008, and Nevada Numbers and Million Dollar Ticket declined by $153,000 due to the discontinuance of the game on March 31, 2009 offset by higher revenue from Super Coverall Bingo of $84,000.

Product sales for the six months ended June 30, 2009, decreased by $142,000 or 21.1% compared to the six months ended June 30, 2008. Keno equipment sales amounted to $68,000 for the six months ended June 30, 2009 compared to $182,000 during the six months ended June 30, 2008. This decrease in Keno equipment sales was due to a delay by customers to buy new keno systems due to the state of the economy.  Bingo supplies sales also declined by $33,000 during the six months ended June 30, 2009 versus the same period in the prior year due to loss of market share.

Other revenue for the six months ended June 30, 2009, increased by $110,000 or 23.1% compared to the six months ended June 30, 2008.  Revenue from Keno route and participation agreements increased  $102,000 for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to two new route locations being open in Las Vegas for the entire six months ended June 30, 2009 versus two being opened for one month during the six months ended June 30, 2008.

Cost and Expenses.  Cost and expenses of Casino Games for the six months ended June 30, 2009, decreased by $409,000 or 30.9% compared to the six months ended June 30, 2008.  The decrease resulted primarily from the discontinuance of the Nevada Number and Million Dollar Ticket games offset by an increase in Super Coverall Bingo as previously discussed.

Product cost and expenses for the six months ended June 30, 2009, decreased $47,000 or 14.8% compared to the six months ended June 30, 2008, consistent with the decline in Keno equipment sales.   Gross margin on product sales has declined from 52.7% to 49.0% as we have had to do more discounting on Keno equipment sales.

Other cost and expenses for the six months ended June 30, 2009, decreased $92,000 or $15.7% compared to the six months ended June 30, 2008 as we reduced salary expenses by $103,000 through headcount reductions in our Keno service staff.

Other Operating Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2009, decreased by $590,000 or 17.6%, as legal and consulting fees, decreased by $610,000 during the six months ended June 30, 2009, compared to the same period in 2008 primarily as a result of a reduction in legal fees resulting from settlement of the IGT lawsuit in October 2008.

Research and development costs for the six months ended June 30, 2009, have decreased by $515,000 or 73.8% compared to the six months ended June 30, 2008, as we began capitalizing development costs of our PlayerVision 3 platform.

Depreciation and amortization for the six months ended June 30, 2009, decreased $158,000 or 36.9% compared to the six months ended June 30, 2008, as our asset base is older and more assets are becoming fully depreciated.

Finance Costs. Finance costs for the six months ended June 30, 2009, decreased $1,108,000 or 98.7% compared to the six months ended June 30, 2008, due to the payoff of our primary third party lender, CAMOFI, in October 2008 with proceeds from equity capital invested.

Interest and Other Income. Interest and other income for the six months ended June 30, 2009, increased by $63,000 or 69.5% compared to the six months ended June 30, 2008.  The increase was due to decrease in the loss on the sale of equipment of $46,000 in the six months ended June 30, 2009 versus the comparable period in the prior year and an additional loss in fair value incurred on or marketable securities of $31,000.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities decreased by $623,000 for the six months ended June 30, 2009 primarily because of accounts receivable and inventory decreases of $148,000 offset by increases in accounts payable and accrued expenses of $971,000.  Investing activities consisted principally of net cash inflows in connection with the reduction in the jackpot reserve deposits of $1,029,000 because of the discontinuance of the Gamblers Bonus Million Dollar Ticket game in January 2009 offset by cash outflows for capital expenditures of $617,000.  Our cash inflows from financing activities of $640,000 in the six months ended June 30, 2009, consisted principally of $562,500 of new capital from the sale of Common Stock Series A and net proceeds from advances from stockholders of $1,110,000 offset by the redemption of Series F Convertible Preferred Stock following the shutdown of the Nevada Numbers game.

Capital Expenditures

Capital expenditures increased by $605,000 for the six months ended June 30, 2009 compared to the same period in the prior year as we began capitalizing our PlayerVision 3 engineering costs prior to the projected rollout to the marketplace of nine new software applications. For 2009, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $10 million of PlayerVision control units for the rollout of our PlayerVision System.

            No assurance can be given that we will be able purchase sufficient control units or that such control units will be available at an acceptable price, or at all.  No assurance can be given that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms.  As discussed further under the heading Outlook below, it may be difficult for us to secure additional third-party financing at this time.

Sources of Capital

We have traditionally relied on various forms of third party financing in order to sustain our operations.  On February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“the Advance”) to the Company.  We are presently in negotiations with IGT to extend the term of the $1.5 million advance beyond August 15, 2009 and make it a longer term, interest only note payable with a 10% interest rate.  Although the term has expired, negotiations are continuing.  We expect the note to be extended to at least January 31, 2010.  We granted a security interest in all of our present and future assets as security for such obligation.

Outlook

The United States has been experiencing a severe economic recession that, among other things, has curtailed casino gaming development, activity and profitability, both nationwide and particularly in our local market, and has resulted in highly reduced availability of credit and capital financing and heightened economic risks. The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but likely will be significant.

We presently are unable to satisfy our obligations as they come due and do not have enough cash, inclusive of the possible sale of our bingo and keno business, to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2009.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for at least the calendar year 2009 and 2010 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development.  The further delay of the rollout of our PlayerVision system, the failure to obtain additional third-party financing, and/or the failure to sell our bingo and keno business will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern for the remainder of 2009.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms. Given the current financial market disruptions, credit crisis and economic recession, including the current downturn in the gaming industry, it is difficult at this time to obtain any third-party financing on acceptable terms, whether public or private equity or debt, strategic relationships, capital leases or other arrangements.  In addition, we have significant restrictive covenants under our recent financing with IGT that may prohibit us, in certain circumstances, from obtaining third party financing without IGT’s prior written consent.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.

Although casino gaming development, activity and profitability for 2008 and the first six months of 2009 were down and are expected to remain down for the remainder of 2009, we believe that our PlayerVision system will provide casinos with an additional revenue sources or cost reductions attractive enough to appeal even in the current depressed gaming environment.  Other than the insignificant revenue realized from our early adoption agreements, we do not expect to begin to realize revenue from our PlayerVision system until the fourth quarter of 2009,  though we cannot provide assurance that the market will ever accept our PlayerVision system.  Any failure by us to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Off Balance Sheet Financing Arrangements

We have operating leases totaling $1,271,075 that have the following payment schedule by calendar year: $248,176 in 2009, $500,948 in 2010, $324,253 in 2011, $147,804 in 2012, and $49,894 in 2013.

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

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

         On September 15, 2008, Steven Brandstetter and J & S Gaming filed a lawsuit against us, among other defendants, in Department 11 of the Nevada Eighth Judicial District Court captioned Brandstetter, et al. v. Bally Gaming, Inc., et al., case no. 08-A-571641-C alleging against us claims of breach of contract, misrepresentation, breach of fiduciary duty and unjust enrichment regarding a non-disclosure agreement executed in May 2002 pertaining to the plaintiffs’ gaming concepts.  The plaintiffs are seeking monetary damages, including attorney’s fees and costs.   We filed an answer to the complaint on December 8, 2008 citing eighteen affirmative defenses.  Depositions have been scheduled for some of the executives of the larger company defendants.  No depositions have been requested of any of our executives. We are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter an accordingly, no provision has been made.

Item 1A.    Risk Factors.

Not required.

Item 2.      Unregistered Sales of Equity Securities.

During the three months ended June 30, 2009, we issued 7,156 shares of Common Stock Series A to our Series F Convertible Preferred Stock investor in lieu of legal fees incurred by him for the restoration of Series F Convertible Preferred Stock and for cash dividends on Series F Convertible Preferred Stock when it was redeemed in April 2009.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

During the three months ended June 30, 2009, we issued options and warrants to purchase a total of 697,359 shares of Common Stock Series A to our employees and members of our board of directors, all with an exercise price of $2.50 per share, primarily with a three-year vesting schedule and a five-year life.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Our 2009 annual meeting of the stockholders was held on May 26, 2009.  Items of business set forth in our proxy statement dated April 24, 2009 that were voted on and approved at the annual meeting are as follows:

(1)	Election of Directors to serve until our next annual meeting and until their successors are elected and qualified:

	Votes
Nominee	For	Withheld

Russell R. Roth	11,438,807	1,511,021
Jon D. Berkley	11,214,632	1,735,196
Richard H. Irvine	11,438,807	1,511,021
Kyleen E. Cane	11,438,807	1,511,021
Terry L. Caudill	11,438,807	1,511,021
Robert M. McMonigle	6,744,929	6,204,899
Harlan D. Braaten	11,438,807	1,511,021

(2)	Adoption of our 2009 Stock Option Plan:

For	Withheld	Abstain	Broker Non-vote
11,403,307	1,594,921	59,400	-

(3)	Ratification of Piercy Bowler Taylor & Kern as our Independent Registered Public Accounting Firm:

For	Withheld	Abstain	Broker Non-vote
12,936,628	2,200	-	-

Item 5.    Other Information.

On August 6, 2009, we signed a Technology Royalty Agreement with Perfect Storm Software, LLC, whose members include five of our engineers, one of whom is our Chief Technology Officer, who began employment in 2008 and brought preexisting technology with them which was used in the development of PlayerVision 3.  The Technology Royalty Agreement calls for (1) a one-time royalty fee of $1,000 due and payable on the date of execution, (2) an annual license reissue fee in the amount of $20,000 due and payable on each anniversary of the Effective Date beginning on the first anniversary, (3) a royalty bonus equal to 5% of net PV 3 sales for software licensed products, (4) a royalty bonus equal to 5% of net sales for hardware utilized to operate software licensed products where the markup percentage of the hardware is greater than 20%, and (5) a royalty bonus of 750,000 shares of our Common Stock Series A contingent upon any change in control of us.

Item 6.    Exhibits

10.1	Technology Royalty Agreement dated August 6, 2009 between the Company and Perfect Storm Software, LLC
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date:	August 19, 2009	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2009	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description
10.1	Technology Royalty Agreement dated August 6, 2009 between the Company and Perfect Storm Software, LLC
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002