Form 10-Q
period 2009-09-30
LAS VEGAS GAMING INC
filed 2009-11-23
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2009

☐	OR

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3980 Howard Hughes Pkwy., Suite 450, Las Vegas, Nevada 89169
(Address of principal executive offices)

(702) 871-7111
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                             Accelerated filer    ☐
Non-accelerated filer    ☐     (do not check if smaller reporting company)                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:	15,081,846 shares of Common Stock Series A, $.001 par value, as of September 30, 2009

LAS VEGAS GAMING, INC.

  FORM 10-Q

______________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks.  This report may contain trademarks and trade names of other parties, corporations, and organizations.

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2008	2009
ASSETS

Current assets
Cash	$497,529	$44,786
Investment in marketable securities	5,068	-
Accounts receivable, net of allowance of $578 and $9,347	576,847	300,235
Inventories	454,026	420,516
Prepaid expenses, deposits and other	79,881	145,626
Jackpot reserve deposits	1,230,761	218,628
	2,844,112	1,129,791

Equipment, net of accumulated depreciation of $1,238,738 and $1,140,610	924,256	634,001
Other assets
Goodwill	2,371,178	1,740,843
Trademarks, copyrights, patents, software, and other identifiable intangibles, net of
accumulated amortization of $1,165,742 and $1,362,724	278,330	718,187
Other long term assets	56,451	70,151
	$6,474,327	$4,292,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Note payable	$-	$1,500,000
Amount due to Gaming Arts, LLC	-	239,683
Advances from officers and major shareholders	600,000	75,000
Accounts payable and accrued expenses	1,624,740	2,362,788
Current portion of long-term debt	11,957	7,363
Deferred gain on sale of bingo	-	165,666
Current portion of progressive jackpot liability	1,555,360	1,596,360
	3,792,057	5,946,860

Long-term debt	23,119	17,181

Conditionally redeemable equity
Series B convertible preferred stock, $.001 par, 50,000 shares issued and
outstanding	250,000	250,000
	250,000	250,000

Stockholders' equity
Convertible preferred stock, $.001 par, 10,000,000 shares authorized (all classes):
Series E: 810,800 shares authorized, 810,800 shares issued and outstanding	811	811
Series F: 200,000 shares authorized, 200,000 and 0 shares issued and outstanding	200	-
Series G: 150,000 shares authorized, 150,000 shares issued and outstanding, respectively	150	150
Series H: 98,500 shares authorized, 98,500 shares issued and outstanding	99	99
Series I: 4,693,878 shares authorized, 4,693,878 shares issued and outstanding	4,694	4,694
Common stock (including Series A): $.001 par, 90,000,000 shares
authorized, 14,849,690 and 15,081,846 shares issued and outstanding	14,850	15,082
Additional paid-in capital	44,160,702	44,300,772
Less due from employees and stockholders	(188,245)	(182,245)
Deficit	(41,584,110)	(46,060,431)
	2,409,151	(1,921,068)

	$6,474,327	$4,292,973
The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009

	2008	2009

Revenues
Casino games	$709,195	$411,394
Product sales	254,369	250,527
Other	238,393	278,647
	1,201,957	940,568

Costs and expenses
Casino games	519,682	253,764
Product costs	133,112	135,600
Other	304,652	227,859
	957,446	617,223

Gross operating income	244,511	323,345

Other operating expenses
Selling, general, and administrative	1,502,973	936,078
Research and development	371,517	189,501
Depreciation and amortization	200,137	131,190
	2,074,627	1,256,769

Operating loss	(1,830,116)	(933,424)

Other income and expense
Finance costs	(490,440)	(55,311)
Interest and other income	2,233	6

Net loss	(2,318,323)	(988,729)
Preferred stock dividends	(52,500)	(211,096)
Net loss attributed to common stockholders	$(2,370,823)	$(1,199,825)

Net loss per share attributed to common stockholders	$(0.17)	$(0.07)

Weighted average shares outstanding	13,689,403	15,081,846

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009

	2008	2009
Revenues
Casino games	$1,868,701	$1,395,959
Product sales	927,738	781,876
Other	716,283	866,697
	3,512,722	3,044,532

Costs and expenses
Casino games	1,840,511	1,165,665
Product costs	451,310	406,650
Other	888,378	719,898
	3,180,199	2,292,213

Gross operating income	332,523	752,319

Other operating expenses
Selling, general, and administrative	4,865,008	3,707,806
Research and development	1,070,057	372,684
Depreciation and amortization	628,846	401,519
	6,563,911	4,482,009

Operating loss	(6,231,388)	(3,729,690)

Other income and expense
Finance costs	(1,612,902)	(69,647)
Interest and other income (expense)	(89,156)	(27,895)

Net loss	$(7,933,446)	$(3,827,232)
Preferred stock dividends	(84,000)	(649,089)
Net loss attributed to common stockholders	$(8,017,446)	$(4,476,321)

Net loss per share attributed to common stockholders	$(0.61)	$(0.29)

Weighted average shares outstanding	13,249,905	15,062,484

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2009

									Common Stock	Additional	Less due from
	Convertible Preferred Stock								Including	Paid-In	officers and
	Series A	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Series A	Capital	stockholders	Deficit
Balances, December 31, 2007	$-	$35	$125	$744	$-	$-	$-		$12,563	$26,497,097	$(235,414)	$(28,562,419)

Net loss												(7,933,446)

Dividends Payable Preferred Stock F, G, and I												(84,000)

Exercise of warrants and options									93	108,705	(8,412)

Issuance of warrants										337,470

Other stock based compensation									255	509,079	52,000

Cash received from employees and stockholders											9,000

Conversion of Series B Convertible Preferred Stock to									254	253,996
Common Stock Series A

Conversion of Series C Convertible Preferred Stock to		(35)							175	(140)
Common Stock Series A

Conversion of Series D Convertible Preferred Stock to			(125)						125
Common Stock Series A

Sale of Series E Convertible Preferred Stock				67						334,933

Sale of Series F Convertible Preferred Stock					200					639,872

Sale of Series G Convertible Preferred Stock						150				479,904

Sale of Series H Convertible Preferred Stock							99			492,402

Sale of Common Stock to employees									55	110,667

Sale of Common Stock									500	629,374

Balances, September 30, 2008	$-	$-	$-	$811	$200	$150	$99		$14,020	$30,393,359	$(182,826)	$(36,579,865)

The accompanying notes are an integral part of these financial statements.

	Convertible Preferred Stock								Common Stock	Additional	Less due from
									Including	Paid-In	officers and
	Series A	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Series A	Capital	stockholders	Deficit
Balances, January 1, 2009	$-	$-	$-	$811	$200	$150	$99	$4,694	$14,850	$44,160,702	$(188,245)	$(41,584,110)

Net loss												(3,827,232)

Dividends Payable Preferred Stock F, G, and I												(649,089)

Issuance of stock options and warrants for services										559,712

Issuance of common stock to reimburse for legal expenses									27	17,863

Cancellation of Common Stock									(20)	20

Cancellation of Series F Preferred Stock					(400)					(1,999,600)

Re-issuance of Series F Stock					200					999,800

Cash received from employees and stockholders											6,000

Sale of Common Stock									225	562,275

Balances, September 30, 2009	$-	$-	$-	$811	$-	$150	$99	$4,694	$15,082	$44,300,772	$(182,245)	$(46,060,431)

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009

	2008	2009

Operating activities

Net loss	$(7,933,446)	$(3,827,232)
Marketable security received for licensing fee	42,444	5,068
Depreciation and amortization of equipment	266,462	204,539
Loss on disposal of assets	72,040	25,445
Bad debt expense	-	39,385
Amortization of debt issuance costs and intangibles	1,653,545	196,980
Fair market value adjustment of debt derivative liability	(141,307)	-
Stock-based compensation to employees and consultants	689,113	567,602
Other	(1,724)	(13,698)
Changes in operating assets and liabilities:
Accounts receivable	28,789	150,759
Inventories	64,105	21,353
Prepaid expenses, deposits and other	88,418	(65,746)
Accounts payable and accrued expenses	1,266,471	170,386
Advances from Gaming Arts, LLC	-	239,683
Progressive jackpot liability	560,918	41,000
Deferred gain on sale of bingo	-	165,666
Net cash (used in) operating activities	(3,344,172)	(2,078,810)

Investing activities
Purchase of property, equipment, and software	(248,619)	(95,436)
Proceeds from sale of equipment	55,250	6,150
Proceeds from sale of Bingo	-	832,251
Capitalize Player Vision 3 engineering costs	-	(631,899)
Jackpot reserve deposits	(1,298,640)	1,012,133
Net cash provided by (used in) investing activities	(1,492,009)	1,123,199

Financing activities
Dividend payments on Series F preferred stock	-	(32,877)
Redemption of Series F preferred stock	-	(2,000,000)
Re-issuance of Series F preferred stock	-	1,000,000
Redemption of Series B preferred stock	(137,500)	-
Repayment of debt	(61,747)	(7,755)
Sale of Series E convertible preferred stock	335,000	-
Sale of Series F convertible preferred stock	640,072	-
Sale of Series G convertible preferred stock	480,054	-
Sale of Series H convertible preferred stock	492,501	-
Advances from officers and major shareholders	2,100,000	300,000
Repayment of advances from shareholders	-	(825,000)
Increase in notes payable	-	1,500,000
Exercise of warrants and options for common stock	100,387	-
Collection of stock subscription receivables	9,000	6,000
Sale of common stock	740,596	562,500
Net cash provided by financing activities	4,698,363	502,868

Net (decrease) in cash and cash equivalents	(137,818)	(452,743)
Cash, beginning of period	489,262	497,529
Cash, end of period	$351,444	$44,786

Non-cash investing and financing activities

Conversion of Series B Convertible Preferred Stock to
Common Stock Series A	$254,250	$-
Conversion of Series C Convertible Preferred Stock to
Common Stock Series A	35	-
Conversion of Series D Convertible Preferred Stock to
Common Stock Series A	125	-
Exercise of stock warrants and options increasing subscriptions receivable	8,412	-
Equipment acquired directly with proceeds of new borrowing	34,025	-
Debt retired through issuance of Common Stock Series A	107,500	-
Prepayment of lease costs through issuance of Common Stock Series A	106,000	-
Accrued and prepaid interest added to face amount of note due to debt modification	801,250	-
Dividends declared on Series F, G, and I Preferred Stock	84,000	649,089
Dividend paid in Common Stock Series A on Series F Preferred Stock	-	(10,000)

The accompanying notes are an integral part of these financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.            Nature of operations:

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our offering of these types of games has included Nevada Numbers, Super Bonanza Bingo, Million Dollar Ticket and Gamblers Bonus Million Dollar Ticket.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with one of the larger slot route operators in Nevada.  We subsequently shut this game down on January 31, 2009.  On March 31, 2009, the Company shut down its Nevada Numbers and Million Dollar Ticket games.

Although we have focused our business primarily on the development of our proprietary multimedia delivery system, known as PlayerVision, PlayerVision has not produced significant revenue to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry (Notes 8a and 12).

2.         Basis of Presentation:

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

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  Events were evaluated by management to determine if adjustments to or disclosure in these interim consolidated financial statements were necessary through the date the consolidated financial statements were issued, November 23, 2009 (Note 12).  The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of results to be expected for the year.

3.        Jackpot Reserve Deposits:

            At December 31, 2008 and September 30, 2009, we had deposit cash amounts of $1,230,761 and $218,628, respectively, which are restricted, as required by gaming regulators for funding our various jackpot-oriented games.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.         Equipment:

Equipment (Note 8a) consists of the following:

	December 31, 2008	September 30, 2009 (Unaudited)
Production equipment	$1,561,513	$1,466,267
Equipment, furniture, and fixtures	557,855	308,344
Leasehold improvements	43,627	0
	2,162,995	1,774,611
Less accumulated depreciation and amortization	1,238,739	1,140,610
	$924,256	$634,001

5.        Other Intangible Assets:

Other intangible assets (Note 8a) consist of the following:

	December 31, 2008	September 30, 2009 (Unaudited)
Capitalized PlayerVision engineering costs		$651,899
PlayerVision technology patents	$1,016,236	996,236
Software	427,836	432,775
	1,444,072	2,080,910
Less accumulated amortization	1,165,742	1,362,723
	$278,330	$718,187

The intangible assets are amortized over their estimated useful lives, which are currently 5 years with the exception of software which is amortized over three years.  We have not begun amortizing PlayerVision costs as yet and will begin when we get our product to market. Total amortization for other intangible assets amounted to $362,026 and $196,980, respectively, for the nine months ended September 30, 2008 and 2009.  The estimated aggregate amortization for the remaining three months of calendar 2009 and the next five years is as follows (presuming we begin deployment of PlayerVision 3 in January 2010; however, no assurance can be given that we will begin deployment then, or at all):

2009	$53,318
2010	238,062
2011	215,512
2012	211,295
2013	0
2014	0
$718,187

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.         Debt:

Long term debt is as follows:

	December 31, 2008	September 30, 2009
Other notes payable	$35,076	$24,544
Less amounts due within one year	11,957	7,363
	$23,119	$17,181

The $600,000 advance from a stockholder at December 31, 2008 was paid back in January 2009.  An additional $300,000 was advanced from three principal stockholders.  Of this amount, $225,000 has been paid back as of September 30, 2009.  The buyer of our bingo business, Gaming Arts, LLC (Note 12) has advanced us $239,683 for working capital purposes (Note 12).

On February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“the Advance”) to the Company.  On September 4, 2009 (effective June 1, 2009), we signed a Secured Promissory Note for the Advance in favor of IGT which carries an interest rate of 10% and is due on January 29, 2010.  We granted a security interest to IGT in all of our present and future assets as security for such obligation.

 On September 4, 2009 (effective June 1, 2009), the Company and IGT signed a First Addendum to License and Application Support Agreement and a First Addendum to Intellectual Property Access Agreement (the “Addendums”).   The Addendums formally amend the License and Application Support Agreement dated September 30, 2008 between the Company and IGT (the “LASA”), and the Intellectual Property Access Agreement dated September 30, 2008 between the Company and IGT (the “IPAA”). The amendments to the LASA include: (i) a requirement that the Company use its best efforts to utilize IGT’s sb (server based) Media Manager as the default infrastructure for the delivery of the Company’s PlayerVision® applications, where feasible, (ii) a requirement that the Company provide development support for IGT sb (server based) applications requested by IGT, (iii) an amendment to the amount of distribution fees, (iv) a granting to IGT of a “most favored distributor” status so that IGT is granted the most favorable terms on the Company’s software distributor rates for its server-based applications, and (v) a requirement that the Company escrow the source code for the applications that connect to IGT systems, (vi) a specification that the Company has a worldwide license to use the IGT SPC Protocol in order to interface with the IGT Advantage card reader assembly and that any other installation or use of the IGT SPC Protocol that does not interface with the IGT Advantage card reader assembly is unlicensed, (vii)  a restriction not to place a secondary display in any location or casino where there is an IGT system, (viii) a requirement that the Company not compete against IGT in marketing, offering for use or sale, or installing any IGT EGM peripherals and the IGT SPC Protocol for use with such IGT EGM Peripherals, and (ix) a requirement that if the Company decides to purchase such IGT EGM Peripherals, it shall do so from IGT or its affiliates. IGT will have the right to access the source code only if the Company becomes insolvent, and IGT’s rights to utilize such software (if released) will be unlimited. The amendments to the IPAA include the Company’s agreement that IGT will have the right to initiate, coordinate, finance and assist in the prosecution, defense and enforcement of all Company owned intellectual property to which the Company has granted IGT a right of first refusal.

7.  Stockholders' Equity:

From time to time, the Company issues shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (Securities Act), either pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  For the nine months ended September 30, 2008, we issued 92,659 shares of Common Stock Series A as a result of the exercise of options and warrants.  Additionally, we issued 254,250 shares of Common Stock Series A pursuant to the conversion of 50,850 shares of Series B Convertible Preferred Stock.  We also issued 307,996 shares of Common Stock Series A for salaries, bonuses, services, and board of director fees and 500,000 shares of Common Stock Series A as part of our sale of Series F and Series G Convertible Preferred Stock.  We also issued 300,000 shares of Common Stock Series A as the result of conversions of Series C and Series D preferred shares.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

             During the nine months ended September 30, 2009, we issued 232,156 shares of Common Stock Series A to an investor in return for cash used for working capital (this is the same investor who invested $1,000,000 in Series E Convertible Preferred Stock, $1,000,000 in Series F Convertible Preferred Stock, and $750,000 in Series G Convertible Preferred Stock).

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

Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock is convertible at any time into Common Stock Series A at the election of the holders of the Series B Convertible Preferred Stock on a one-to-five basis.  Holders of Series B Convertible Preferred Stock have a liquidation preference of $5 per share.  The Series B has liquidation preference over holders of Series E, Series G, and Series H Convertible Preferred Stock.

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

Series G Convertible Preferred Stock.  The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series I and B Convertible Preferred Stock.  Series G Convertible Preferred Stock has a liquidation preference over Series H Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock which carries a cumulative 12% dividend rate payable on January 1, 2010, immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

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

Stock Warrants and Options. Our 2009 Stock Option Plan (2009 Plan), adopted by our Board of Directors and approved by our stockholders, allows for the issuance of both qualified and non-qualified options. The Stock Option Committee of our Board of Directors administers the 2009 Plan. The 2009 Plan succeeds the 2000 Stock Option Plan (2000 Plan) that will expire later this year except as to options outstanding under the 2000 Plan. As of September 30, 2009, there were 1,016,573 qualified and 65,200 non-qualified options outstanding under the 2009 Plan.  As of September 30, 2008 and 2009, respectively, there were 1,895,900 and 2,545,900 options outstanding under the 2000 Plan.  As of September 30, 2008 and 2009, respectively, there were 535,000 and 650,000 non-qualified options outstanding that were issued outside of the plans.  The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Stock Option Committee, though limited to ten years. Only employees and consultants are qualified to receive qualified options.  The stock subject to the 2000 Plan is limited to 2,500,000 shares of Common Stock Series A. The stock subject to the 2009 Plan is limited to 20% of the sum of the currently outstanding shares of Common Stock Series A and the outstanding shares of our preferred stock convertible into Common Stock Series A as of beginning of the period under consideration.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
 We have, from time to time, granted common stock, warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 1,662,000 and 1,122,440 shares of Common Stock Series A were issued to officers, directors and employees during the nine months ended September 30, 2008 and 2009, respectively. Total compensation cost recognized in operations from grants of options and warrants amounted to $689,113 and $559,712 for the nine months ended September 30, 2008 and 2009, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at September 30, 2009 totaled $846,962 and are expected to be amortized over a weighted average period of three years.

     The weighted average exercise price of our outstanding options and warrants at September 30, 2009, was $2.53. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the quarter ended September 30, 2009:

	Options/Warrants	Weighted Average Price
Balance, January 1, 2009	8,656,209	$2.46
Granted	1,112,440	2.50
Exercised	-	-
Forfeited	(367,500)	(1.04)
Balance, September 30, 2009	9,411,149	$2.53

     As of September 30, 2009, 1,560,830 options and warrants are outstanding, but have not vested. The aggregate intrinsic value of options and warrants at September 30, 2009, is $846,962.

	Non-vested Options	Weighted Average Price
Balance, January 1, 2009	1,393,210	$3.45
Granted	642,580	2.50
Vested	(552,860)	(3.56)
Forfeited	-	-
Balance, September 30, 2009	1,482,830	$3.00

	Non-vested Warrants	Weighted Average Price
Balance, January 1, 2009	110,417	$2.52
Granted	15,500	2.50
Vested	(47,917)	(2.55)
Forfeited	-	-
Balance, September 30, 2009	78,000	$2.50

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes stock options and warrants outstanding at September 30, 2009, as to number exercisable and average remaining life in years:

			Weighted Average		Weighted Average
	Exercise	Number	Remaining	Number	Remaining
	Price	Outstanding	Life in years	Exercisable	Life in years
Options	$1.00	170,000	0.25	170,000	0.25
	$2.00	460,000	3.54	310,000	3.54
	$2.50	1,748,773	4.33	740,943	4.30
	$3.00	100,900	0.42	100,900	0.42
	$4.55	25,000	0.25	25,000	0.25
	$5.00	1,123,000	2.97	798,000	2.91
Warrants	$1.00	110,000	2.77	110,000	2.77
	$1.48	2,675,000	1.56	2,675,000	1.56
	$1.50	30,000	3.59	30,000	3.59
	$2.00	185,000	.90	185,000	.90
	$2.10	23,809	1.12	23,809	1.12
	$2.45	1,500,000	2.06	1,500,000	2.06
	$2.50	155,667	4.02	77,667	4.00
	$3.00	854,000	1.31	854,000	1.31
	$4.00	100,000	0.37	100,000	0.37
	$5.00	150,000	1.53	150,000	1.53
		9,411,149	2.39	7,850,319	2.07

There are 1,560,830 options and warrants that have been issued but not vested.  Of these options and warrants 31,750 will vest during the remainder of 2009, 804,859 in 2010, 504,859 in 2011, 219,362 in 2012.

8.        Contingencies:

a.         Economic conditions and related risks and uncertainties. The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time but have been and may continue to be significant.  In addition, we are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our expected working capital requirements for the remainder of 2009 and 2010.  To address the going concern uncertainty, we have engaged an investment banking firm to assist us in raising capital and are presently in discussion with possible strategic partners in the gaming industry for an equity investment.  We are also creating a sales deployment pipeline to provide momentum to our capital-raising efforts.  We have also initiated some major cost-cutting measurements and have sold our bingo and keno businesses (Note 12).  However, unless we obtain third-party debt or equity financing or otherwise raise capital, for example, through the possible sale of assets, in the near future, we will not be able to continue as a going concern.

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

Moreover, though the two progressive jackpot games are currently shut down, we may still become liable for the unpaid progressive portion of each game.  That possible liability is currently $218,628 and is provided for with a deposit in one of our brokerage accounts.

Based on circumstances described in the foregoing paragraphs and in Notes 8b-d, below, and the related uncertainties particularly as to the likely success of management’s plans to continue as a going concern, we are unable to make cash flow forecasts based on any reasonably objective assumptions. Accordingly, as of September 30, 2009, impairment evaluations relative to these assets were based on our expectation of recoverability of at least their carrying values through a possible sale thereof using fair value estimates that are based on Level 3 inputs, as defined by generally accepted accounting principles. However, except as discussed in Note 12 to our consolidated financial statements, no such asset sales are presently expected and, therefore, no assets are currently classified as held for sale. It is possible based on future developments, even in the near term, that asset impairment writedowns may become necessary and that they may be significant.

b.         Legal Matters.  On September 15, 2008, Steven Brandstetter and J & S Gaming filed a lawsuit against us, among other defendants, in Department 11 of the Nevada Eighth Judicial District Court captioned Brandstetter, et al. v. Bally Gaming, Inc., et al., case no. 08-A-571641-C alleging against us claims of breach of contract, misrepresentation, breach of fiduciary duty and unjust enrichment regarding a non-disclosure agreement executed in May 2002 pertaining to the plaintiffs’ gaming concepts.  In August, 2009, a Motion for Summary Judgment was granted in favor of the defendants and the case was dismissed.

On August 26, 2009, a lawsuit was filed by Adline Network Holdings, LLC, a Georgia Corporation, Adline Media LLC, a Georgia Limited liability company, Adline Network LLC, a Georgia limited liability company, and Sam Johnson, a former officer and employee of the Company, in Department 21 of the Nevada Eighth Judicial District court, case no. 09-A-598004-C alleging breach of an Acquisition Agreement, breach of a Consulting Agreement, breach of the covenant of good faith and fair dealing, negligent misrepresentation, fraud/intentional misrepresentation, two 10b-5 securities violations and declaratory relief.  We filed a Motion to Dismiss on October 16, 2009, and a hearing on the Motion to Dismiss is scheduled for December 2, 2009.  We are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

c.           Gaming Regulation and Licensing.  We are licensed by the State of Nevada as an operator of inter-casino-linked systems, supplier and distributor of keno and bingo products, parts, and service, and as a keno route operator.  From time to time, we seek licensure in other gaming jurisdictions so that we may similarly participate in the gaming revenue produced by customers from our products in those jurisdictions.  Failure to comply with applicable gaming regulations, retain our Nevada licenses, or obtain and retain the necessary licenses in other jurisdictions, would likely have a material adverse effect on our future operations and cash flows.

Regulation 5.115 of the Nevada Gaming Commission, as amended, allows licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided that the licensee complies with certain financial monitoring and reporting requirements as follows:  1) current ratio of 2:1 and 2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and in the past have been successful in presenting an alternative plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a licensee is not in compliance with the foregoing financial ratios but has not made any such demand on the Company to date.

d.           Technology Royalty Agreement.  On August 6, 2009, we became obligated under a Technology Royalty Agreement with Perfect Storm Software, LLC, whose members include five of our engineers, one of whom is our Chief Technology Officer, who began employment in 2008 and brought with them preexisting technology that was used in the development of PlayerVision 3 (PV 3).  The Technology Royalty Agreement calls for (1) a  one-time royalty fee of $1,000 due and payable on the date of execution, (2) an annual license reissue fee in the amount of $20,000 due and payable on each anniversary of the Effective Date beginning on the first anniversary, (3) a royalty bonus equal to 5% of net PlayerVision 3 sales for software licensed products, (4) a royalty bonus equal to 5% of net sales for hardware utilized to operate software licensed products where the markup percentage of the hardware is greater than 20%, and (5) a royalty bonus of 750,000 shares of our Common Stock Series A contingent upon our change in control.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.             Income Taxes:

As of September 30, 2009, net operating loss carryforwards for federal income tax reporting purposes total approximately $42.8 million and expire between 2013 and 2028. However, because we have not achieved profitable operations, management is unable to conclude at this time that realization of any future income tax benefit of the net operating loss carryforwards accumulated to date is more likely than not.  Therefore, the related deferred tax asset of $14.9 million has been effectively reduced due to our inability to fully utilize our net operating loss carryforwards, and the realization of any benefit therefrom would likely be limited pursuant to Internal Revenue Code Section 382.

10.          Financial Instruments:

The Company’s financial instruments consist of cash, jackpot reserve deposits, progressive jackpot liability, and debt.  The estimated fair values of these financial instruments are approximately equal to book value because of their short-term nature and/or because of interest rates approximating current market interest rates based on Level 2 inputs, as defined by generally accepted accounting principles.

11.          Segment Information:

   We conduct our operations in three primary business segments: “Casino Games”, “Products” and “Other.”  Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	Nine months ended September 30,
	2008	2009
Revenue
Casino Games	$1,868,701	$1,395,959
Product Sales	927,738	781,875
Other	716,283	866,697
	$3,512,722	$3,044,532

Operating income (loss)
Casino Games	$28,190	$230,294
Product Sales	476,428	375,226
Other	(172,095)	146,800
Unallocated	(6,563,911)	(4,482,010)
	$(6,231,388)	$(3,729,690)

Identifiable assets
Casino Games	$3,974,808	$1,592,741
Product Sales	315,723	222,585
Other	398,492	338,796
Unallocated	2,430,445	2,138,851
	$7,119,468	$4,292,973

Identifiable assets of $4,292,973 at September 30, 2009, included recorded goodwill of $1,740,843 that relates to the Product Sales segment from prior acquisitions.

	Nine months ended September 30,
Capital expenditures	2008	2009
Casino Games	$118,535	$23,248
Product Sales	-	4,936
Other	98,947	36,604
Unallocated	65,162	30,648
	$282,644	$95,436

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.          Sale of Assets:

We completed the sale of our bingo business, keno intellectual property, and prac (Promotion marketing software) business to Gaming Arts, LLC (GA) on August 19, 2009, for $1,050,000.  GA also executed a Nevada Numbers License Agreement for $50,000 for an exclusive license to operate, grant sublicenses and enforce the Nevada Numbers intellectual property in any non-slot application.  In addition, GA received a non-exclusive license to operate, grant one sublicense, and enforce the Nevada Numbers intellectual property in any slot machine application for 50% of the net profits after GA or its sublicensee receives the first $100,000 in net profits.  However, since GA has not received the necessary regulatory approval to be a gaming operator, the Company continues to maintain control of these assets and manage them on a day-to-day basis for an indefinite period pending such approvals.  The gain on the sale of these assets has been deferred pending such approvals.  As a result of significant uncertainty as to the achievement and timing of such regulatory approvals, we are unable to conclude that the disposition of these business assets and activities within one year is probable. Therefore, pursuant to ASC 360-10-45-9, we have not classified such operations of these businesses as discontinued.

We also executed an agreement for the sale of our keno business to Session Gaming, Inc. for $100,000 on November 4, 2009.  This transaction likewise will not close until Session Gaming, LLC, has been approved for licensing by the appropriate gaming authorities in various jurisdictions.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of more significant revenue from PlayerVision during the first quarter of 2010 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward looking statements.  Such risks and uncertainties include any adverse judgment, ruling or order, lack of market acceptance of our PlayerVision system, our inability to secure additional third-party financing, the current economic recession, the lack of operating history of our PlayerVision system, the ability of our competitors to introduce products having advantages over our PlayerVision system, the failure to obtain regulatory approval for our PlayerVision modules, restrictions on our ability to install our PlayerVision system on existing gaming machines, our failure to protect our intellectual property rights and additional risks discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2008.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  These historical financial statements may not be indicative of our future performance.  (See “Liquidity and Capital Resources,” below.)

Overview

Historically, we have been one of the leading suppliers of keno and bingo games, systems, and supplies, a relatively small market associated with nominal growth and smaller companies.  However, to date, we have devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PlayerVision system.  In comparison to the keno and bingo market, we believe that the potential market for our PlayerVision system, i.e., the gaming machine market, is much larger and more dynamic.  While we continue to provide equipment, supplies and games for use by our customers in the keno and bingo segments of the gaming industry, subject to our ability to continue as a going concern, addressed below, we expect these revenues will continue to decline as we focus on the deployment of PlayerVision.  Also see Note 12 to our consolidated financial statements.  PlayerVision has not had a significant revenue effect on our financial statements to date.  Due primarily to our focus on the development of our PlayerVision system and other factors, we have incurred expenses in excess of our revenue and have generated losses to date.

In May 2009, we received approval for nine software applications on our PlayerVision 3 platform from the Nevada Gaming Control Board.  These software applications include Beverage-on-Demand, ServiceVision, VoyeurVision, Live TV, AdVision, YouTube, CasinoTunes, ValetVision, and BurstVision.  We intend to submit these same applications for Gaming Laboratories International (GLI) approval, an independent accredited testing laboratory, in the first quarter of 2010.

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, and subject to economic uncertainties discussed herein, and subject to our ability to continue as a going concern, as discussed below, we expect to begin to realize more significant revenue from our PlayerVision system during the first quarter of 2010.  If achieved, this would mark a significant shift in the type of revenue recognized by us.  If achieved, the anticipated revenue would be from the installation of hardware associated with our PlayerVision 3 platform and the licensing of our nine software applications primarily in Nevada.  No assurance can be given, however, that we will begin installing our PlayerVision 3 applications or begin realizing revenue from our PlayerVision system during the first quarter of 2010 or at all.

We expect to continue to incur losses for the remainder of 2009, and we expect to face competition from larger, more formidable competitors as we attempt to enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system, in addition to any funds from operations, we must obtain funds from third party financing sources, if available, to sustain our operations in 2009 and 2010.

We are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements for the remainder of 2009, and, unless we obtain third-party financing or raise other capital through the sale of assets or otherwise in the near future, we will be unable to continue as a going concern. See discussion in “Liquidity – Outlook” below.

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

Equipment, Goodwill and other Intangible Assets

We review the carrying values of equipment, goodwill and other intangible assets for impairment at least annually, and whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.

Based on circumstances described in “Liquidity and Capital Resources,” below, and the related uncertainties as to the success of management’s plans to continue as a going concern, we are unable to make cash flow forecasts based on reasonably objective assumptions. Accordingly, as of September 30, 2009, impairment evaluations relative to these assets were based on our expectation of recoverability of at least their carrying values through a possible sale thereof using fair value estimates that are based on Level 3 inputs, as defined by generally accepted accounting principles.  However, except as discussed in Note 12 to our consolidated financial statements, no such asset sales are presently expected and, therefore, no assets are currently classified as held for sale. It is possible based on future developments, even in the near term, that asset impairment writedowns may become necessary and that they may be significant.

Factors used in our evaluations of potential impairment and estimated recoverable values require significant judgments about respective estimated useful lives, risk rates, forecasted growth rates, brand history, expected market growth, competitive environment, market share, future business prospects and success of our products, including with respect to goodwill, the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of the fair value of each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of recoverability or fair value. While we believe that our estimates of recoverable values are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values.  Based on the foregoing analysis, we recorded no goodwill or other impairment charges during the nine months ended September 30, 2009.

           Our intangible assets consist of key patents with a five-year life and software with a three-year life.   PlayerVision 3 costs are being capitalized as we have proven technological feasibility and, subject to our ability to continue as a going concern, as discussed above and below, will be depreciated once our product is brought to market.

Income Taxes

We have effectively provided a full 100% valuation allowance for the deferred tax effects of our net operating losses at September 30, 2008 and 2009. We have effectively recorded a 100% valuation allowance to offset the deferred tax asset resulting from operating loss carryforwards arising in the current and prior periods that might otherwise have been recognized since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements issued, but not yet effective or early adopted, that are of significance, or potential significance to the Company.

Results of Operations

Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008.

Revenue.  Casino games revenue for the three months ended September 30, 2009, decreased $298,000 or 42.0%, compared to the three months ended September 30, 2008.  The lower casino games revenue principally resulted from a reduction of $132,000 of revenue for Gamblers Bonus Million Dollar Ticket which was not in existence in the third quarter of 2009 but was being played in the third quarter of 2008, the decline of Nevada Numbers and Million Dollar Ticket by $99,000 due to the discontinuance of the games on March 31, 2009, lower revenue from Super Coverall Bingo of $279,000 due to the loss of customers in Alabama and Florida, offset by a $50,000 license fee received from the buyer of our bingo business for a license to distribute Nevada Numbers.

Product sales for the three months ended September 30, 2009, decreased by $4,000 or 1.5% compared to the three months ended September 30, 2008.

Other revenue for the three months ended September 30, 2009, increased by $40,000 or 16.9% compared to the three months ended September 30, 2008.  Revenue from Keno route and participation agreements increased by $58,000 for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to three new route locations being open, two in Las Vegas and one in Oklahoma, during the three months ended September 30, 2009.

Cost and Expenses. Cost and expenses of casino games for the three months ended September 30, 2009, decreased by $266,000 or 51.2% compared to the three months ended, September 30, 2008. The decrease resulted primarily from the discontinuance of the Nevada Numbers and Million Dollar Ticket games and the decrease in Super Coverall Bingo as discussed previously.

Product cost and expenses for the three months ended September 30, 2009, increased $2,500 or 1.9% compared to the three months ended September 30, 2008, consistent with the stability of product sales noted above.

Other cost and expenses for the three months ended September 30, 2009, decreased $77,000 or 25.2% compared to the three months ended September 30, 2008, because we reduced salary expenses by $86,000 through headcount reductions in our Keno service staff.

Other Operating Expenses. Selling, general and administrative expenses for the three months ended September 30, 2009, decreased by $567,000 or 37.7%, as legal, auditing and consulting fees decreased by $127,000 during the three months ended September 30, 2009, compared to the same period in 2008 primarily as a result of a reduction in legal fees resulting from settlement of the IGT lawsuit in October 2008.  Board of Directors fees were reduced by $76,000 during the three months ended September 30, 2009 versus the same period in the prior year as we have not had the cash available to compensate our Board.  Salaries were reduced by $196,000 during the three months ended September 30, 2009, versus the same period in the prior year due to the furlough of eight PlayerVision administrative employees on August 1, 2009.  Travel and entertainment cost was reduced by $46,000 during the three months ended September 30, 2009 versus the same period in the prior year as a direct result of the furloughs mentioned above and below.

Research and development costs for the three months ended September 30, 2009, have decreased by $182,000 or 49.0% compared to the three months ended September 30, 2008, due to the furlough of seven engineering employees on August 1, 2009.

Depreciation and amortization for the three months ended September 30, 2009, decreased $69,000 or 34.4% compared to the three months ended September 30, 2008, as our asset base is older and more assets are becoming fully depreciated.

Finance Costs. Finance costs for the three months ended September 30, 2009, decreased $435,000 or 88.7% compared to the three months ended September 30, 2008, due to the payoff of our primary third party lender, CAMOFI, in October 2008 with proceeds from equity capital invested by IGT.

Interest and Other Income. Interest and other income for the three months ended September 30, 2009, decreased by $2,000 compared to the three months ended September 30, 2008 due to the Company's lower cash position.

Results of Operations

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008.

Revenue.  Casino games revenue for the nine months ended September 30, 2009, decreased $473,000 or 25.3%, compared to the nine months ended September 30, 2008.  The lower casino games revenue principally resulted from a reduction of $236,000 of revenue for Gamblers Bonus Million Dollar Ticket which was not in existence in the third quarter of 2009 but was being played in the third quarter of 2008, and Nevada Numbers and Million Dollar Ticket declined by $248,000 due to the discontinuance of the game on March 31, 2009 and lower revenue from Super Coverall Bingo of $38,000 offset by a $50,000 license fee received from the buyer of our bingo business for a license to distribute Nevada Numbers.

Product sales for the nine months ended September 30, 2009, decreased by $146,000 or 15.7% compared to the nine months ended September 30, 2008. Keno equipment sales amounted to $127,000 for the nine months ended September 30, 2009 compared to $190,000 during the nine months ended September 30, 2008. This decrease in Keno equipment sales was due to a delay by customers to buy new keno systems due to the state of the economy.  Bingo and keno supplies sales also declined by $78,000 during the nine months ended September 30, 2009 versus the same period in the prior year due to loss of market share.

Other revenue for the nine months ended September 30, 2009, increased by $150,000 or 20.9% compared to the nine months ended September 30, 2008.  Revenue from Keno route and participation agreements increased $168,000 for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to the opening of three new route locations, two in Las Vegas and one in Oklahoma, for the entire nine months ended September 30, 2009, versus only the two new Las Vegas locations being opened for four months during the nine months ended September 30, 2008.

Cost and Expenses.  Cost and expenses of Casino Games for the nine months ended September 30, 2009, decreased by $675,000 or 36.7% compared to the nine months ended September 30, 2008.  The decrease resulted primarily from the discontinuance of the Nevada Numbers and Million Dollar Ticket games and the decrease in Super Coverall Bingo as previously discussed.

Product cost and expenses for the nine months ended September 30, 2009, decreased $45,000 or 9.9% compared to the nine months ended September 30, 2008, consistent with the decline in Keno equipment sales.   Gross margin on product sales has declined from 51.4% to 48.0% as we have had to do more discounting on Keno equipment sales.

Other costs and expenses for the nine months ended September 30, 2009, decreased $168,000 or 19.0% compared to the nine months ended September 30, 2008, because we reduced salary expenses by $160,000 through headcount reductions in our Keno service staff.

Other Operating Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2009, decreased by $1,157,000 or 23.8%, as legal, auditing and consulting fees decreased by $736,000 during the nine months ended September 30, 2009, compared to the same period in 2008 primarily as a result of a reduction in legal fees resulting from settlement of the IGT lawsuit in October 2008.  Board of Directors fees were reduced by $32,000 during the nine months ended September 30, 2009 versus the same period in the prior year as we have not had the cash available to compensate our Board.  Salaries were reduced by $231,000 during the nine months ended September 30, 2009 versus the same period in the prior year due to the furlough of eight PlayerVision administrative employees on August 1, 2009.  Travel and entertainment costs were reduced by $110,000 during the nine months ended September 30, 2009 versus the same period in the prior year as a cost reduction measure.

Research and development costs for the nine months ended September 30, 2009, have decreased by $697,000 or 65.2% compared to the nine months ended September 30, 2008, due to the furlough of seven engineering employees on August 1, 2009.

Depreciation and amortization for the nine months ended September 30, 2009, decreased $227,000 or 36.1% compared to the nine months ended September 30, 2008, because our asset base is older and more assets have been fully depreciated.

Finance Costs. Finance costs for the nine months ended September 30, 2009, decreased $1,543,000 or 95.7% compared to the nine months ended September 30, 2008, due to the payoff of our primary third party lender, CAMOFI, in October 2008 with proceeds from equity capital invested by IGT.

Interest and Other Income. Interest and other income for the nine months ended September 30, 2009, increased by $61,000 compared to the nine months ended September 30, 2008.  The increase was primarily due to the decline in fair value on our marketable securities of $72,000 during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities decreased by $2,079,000 for the nine months ended September 30, 2009 primarily because of our net loss of $3,827,000 offset by noncash charges of $1,039,000, a decrease in accounts receivable of $151,000, an increase in accounts payable of $170,000, and an increase in advances from the buyer of our bingo assets of $240,000.  Investing activities consisted principally of net cash inflows in connection with the reduction in the jackpot reserve deposits of $1,012,000 because of the discontinuance of the Gamblers Bonus Million Dollar Ticket game in January 2009, and $832,000 for the sale of our bingo assets offset by cash outflows for capital expenditures of $727,000.  Our cash inflows from financing activities of $503,000 in the nine months ended September 30, 2009, consisted principally of $562,500 of new capital from the sale of Common Stock Series A, a borrowing from IGT for $1,500,000 advances from stockholders of $300,000 offset by the net redemption of Series F Convertible Preferred Stock for $1,000,000 following the shutdown of the Nevada Numbers game and the repayment of shareholder advances of $825,000.

Capital Expenditures

Capital expenditures increased by $727,000 for the nine months ended September 30, 2009 compared to the same period in the prior year as we began capitalizing our PlayerVision 3 engineering costs prior to the projected rollout to the marketplace of nine new software applications. For 2010, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $10 million of PlayerVision control units for the rollout of our PlayerVision System.

No assurance can be given that we will be able to purchase sufficient control units or that such control units will be available at an acceptable price, or at all.  No assurance can be given that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms.  As discussed further under the heading Outlook below, it may be difficult for us to secure additional third-party financing at this time.

Sources of Capital

We have traditionally relied on various forms of third party financing in order to sustain our operations.  On February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“the Advance”) to the Company.  On September 4, 2009 (effective June 1, 2009), we signed a Secured Promissory Note for the Advance in favor of IGT which carries an interest rate of 10% and is due January 29, 2010.  We sold our bingo business on August 19, 2009 and received proceeds of $1.1 million.  We sold our keno business on November 4, 2009, for $100,000 which, pending regulatory approval, we will receive in the future.

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

We presently are unable to satisfy our obligations as they come due and do not have enough cash, inclusive of the sale of our bingo and keno businesses, to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2009.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for at least the remainder of the calendar year 2009 and 2010 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development.  The further delay of the rollout of our PlayerVision system and/or the failure to obtain additional third-party financing, will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms.

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

Although casino gaming development, activity and profitability for 2008 and the first nine months of 2009 were down and are expected to remain down for the remainder of 2009 and into 2010, we believe that if our PlayerVision system is placed in casinos, such casinos will generate additional revenue and possibly achieve cost savings.  Because of the selling points, we believe that our product has appeal even in the current depressed gaming environment.  Other than the insignificant revenue realized from our early adoption agreements, we do not expect to begin to realize revenue from our PlayerVision system until the first quarter of 2010,  though we cannot provide assurance that the market will ever accept our PlayerVision system.  Any failure by us to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  A lack of market acceptance of our PlayerVision system, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Off Balance Sheet Financing Arrangements

We have operating leases totaling $1,146,987 that have the following payment schedule by calendar year: $123,266 in 2009, $500,948 in 2010, $324,253 in 2011, $147,804 in 2012, and $49,894 in 2013.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

         On September 15, 2008, Steven Brandstetter and J & S Gaming filed a lawsuit against us, among other defendants, in Department 11 of the Nevada Eighth Judicial District Court captioned Brandstetter, et al. v. Bally Gaming, Inc., et al., case no. 08-A-571641-C alleging against us claims of breach of contract, misrepresentation, breach of fiduciary duty and unjust enrichment regarding a non-disclosure agreement executed in May 2002 pertaining to the plaintiffs’ gaming concepts.  In August, 2009, a Motion for Summary Judgment was granted in favor of the defendants and the case was dismissed.

On August 26, 2009, a lawsuit was filed by Adline Network Holdings, LLC, a Georgia Corporation, Adline Media LLC, a Georgia Limited liability company, Adline Network LLC, a Georgia limited liability company, and Sam Johnson, a former officer and employee of the Company, in Department 21 of the Nevada Eighth Judicial District court, case no. 09-A-598004-C alleging breach of an Acquisition Agreement, breach of a Consulting Agreement, breach of the covenant of good faith and fair dealing, negligent misrepresentation, fraud/intentional misrepresentation, two 10b-5 securities violations and declaratory relief.  We filed a Motion to Dismiss on October 16, 2009, and a hearing on the Motion to Dismiss is scheduled for December 2, 2009.  We are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

Item 1A.  Risk Factors.

Not required.

Item 2.    Unregistered Sales of Equity Securities.

During the three months ended September 30, 2009, we issued options and warrants to purchase a total of 425,081 shares of Common Stock Series A to our employees and members of our board of directors, all with an exercise price of $2.50 per share, primarily with a three-year vesting schedule and a five-year life.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable

 Item 5.   Other Information.

On February 13, 2009, we signed a binding term sheet (“Term Sheet”) with IGT whereby IGT advanced $1.5 million (“the Advance”) to the Company.  On September 4, 2009 (effective June 1, 2009), we signed a Secured Promissory Note (the “Note”) for the Advance in favor of IGT which carries an interest rate of 10% and is due on January 31, 2010.  We granted a security interest to IGT in all of our present and future assets as security for such obligation.

On September 4, 2009 (effective June 1, 2009), the Company and IGT signed a First Addendum to License and Application Support Agreement and a First Addendum to Intellectual Property Access Agreement (the "Addendums”).   The Addendums formally amend the License and Application Support Agreement dated September 30, 2008 between the Company and IGT (the “LASA”), and the Intellectual Property Access Agreement dated September 30, 2008 between the Company and IGT (the “IPAA”). The amendments to the LASA include: (i) a requirement that the Company use its best efforts to utilize IGT’s sb (server based) Media Manager as the default infrastructure for the delivery of the Company’s PlayerVision® applications, where feasible, (ii) a requirement that the Company provide development support for IGT sb (server based) applications requested by IGT, (iii) an amendment to the amount of distribution fees, (iv) a granting to IGT of a “most favored distributor” status so that IGT is granted the most favorable terms on the Company’s software distributor rates for its server-based applications, and (v) a requirement that the Company escrow the source code for the applications that connect to IGT systems, (vi) a specification that the Company has a worldwide license to use the IGT SPC Protocol in order to interface with the IGT Advantage card reader assembly and that any other installation or use of the IGT SPC Protocol that does not interface with the IGT Advantage card reader assembly is unlicensed, (vii)  a restriction not to place a secondary display in any location or casino where there is an IGT system, (viii) a requirement that the Company not compete against IGT in marketing, offering for use or sale, or installing any IGT EGM peripherals and the IGT SPC Protocol for use with such IGT EGM Peripherals, and (ix) a requirement that if the Company decides to purchase such IGT EGM Peripherals, it shall do so from IGT or its affiliates. IGT will have the right to access the source code only if the Company becomes insolvent, and IGT’s rights to utilize such software (if released) will be unlimited. The amendments to the IPAA include the Company’s agreement that IGT will have the right to initiate, coordinate, finance and assist in the prosecution, defense and enforcement of all Company owned intellectual property to which the Company has granted IGT a right of first refusal.

The forgoing descriptions of the Note and the Addendums are qualified in their entirety by reference to the complete text of the Note and the Addendums, copies of which are attached hereto as Exhibits 10.2, 10.3 and 10.4, respectively, and are incorporated herein by reference.

Item 6.    Exhibits

2.1
Asset Purchase Agreement dated August 19, 2009 between the Company and Gaming Arts, LLC, incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 27, 2009.

10.1
Technology Royalty Agreement dated August 6, 2009 between the Company and Perfect Storm Software, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2009.

10.2	Secured Promissory Note dated June 1, 2009 in favor of IGT.
10.3	First Addendum to Intellectual Property Access Agreement between the Company and IGT dated September 4, 2009 (to be effective June 1, 2009).
10.4*	First Addendum to License and Application Support Agreement between the Company and IGT dated September 4, 2009 (to be effective June 1, 2009).
10.5
Asset Purchase Agreement dated November 4, 2009 between the Company and Session Gaming, LLC, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

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

Las Vegas Gaming, Inc.
(Registrant)

Date:	November 23, 2009	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 23, 2009	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description
2.1
Asset Purchase Agreement dated August 19, 2009 between the Company and Gaming Arts, LLC, incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 27, 2009.

10.1
Technology Royalty Agreement dated August 6, 2009 between the Company and Perfect Storm Software, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2009.

10.2	Secured Promissory Note dated June 1, 2009 in favor of IGT.
10.3	First Addendum to Intellectual Property Access Agreement between the Company and IGT dated September 4, 2009 (to be effective June 1, 2009).
10.4*	First Addendum to License and Application Support Agreement between the Company and IGT dated September 4, 2009 (to be effective June 1, 2009).
10.5
Asset Purchase Agreement dated November 4, 2009 between the Company and Session Gaming, LLC, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

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