Form 10-K
period 2009-12-31
LAS VEGAS GAMING INC
filed 2010-05-12
CIK 1103993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-30375
Las Vegas Gaming, Inc.
(Exact name of Registrant as specified in its charter)
Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3980 Howard Hughes Parkway, Suite 450, Las Vegas, Nevada	89169
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(702) 871-7111
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

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

Large accelerated filer  ☐                                                                                                             Accelerated filer   ☐
Non-accelerated filer    ☐  (do not check if smaller reporting company)                              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $37,435,372

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock Series A, $.001 par value	14,974,149 shares as of December 31, 2009
Documents Incorporated By Reference:

__________________________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are some of our trademarks.  This Annual Report on Form 10-K contains trademarks and trade names of other parties, corporations and organizations.

PART I

ITEM 1.    BUSINESS.

Overview

During 2009 we continued to focus our development efforts on our proprietary application delivery system, known as PlayerVision.  Through our PlayerVision system, we offer gaming operators the ability to increase the productivity of their existing gaming machines by delivering additional wagering opportunities, customer service enhancements, entertainment applications, games, and other content to their existing gaming machines, such as slot machines, poker machines, and video lottery terminals.  Our PlayerVision system is flexible and compatible with virtually all gaming machines currently produced by all major manufacturers.  As a result, we view every gaming machine as a revenue opportunity for our PlayerVision system.  Since we plan to offer an option to acquire PlayerVision at little or no up front capital cost to casino operators in exchange for a recurring licensing fee, we expect to provide operators with an ability to increase significantly the earning power and functionality of their gaming machines with little or no financial risk.  In addition, we are currently a leading supplier of keno and bingo games, systems, and supplies.

The PlayerVision system consists of proprietary software that runs on our own hardware as well as other vendors’ server-based application delivery systems such as the sbX Experience Management System from International Gaming Technology (“IGT”).  Our ability to deliver applications through our own delivery system as well as that of other server-based gaming systems provides our customers with the ability to achieve 100% gaming floor coverage without the need to replace their existing machines.  Our system gives our customers a transition path from legacy machines to server-based gaming.

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

[Missing

Entertainment Applications

Live TV – allows players to watch any video programming a gaming operator wishes to provide (broadcast, cable, satellite, or internally created) in real time. Audio is delivered through headphones and both Closed Captioning and SAP are supported. Live TV increases time on device and attracts new demographics to the gaming floor.

CasinoTunes™ – allows players to listen to their preferred music through head-phones at the gaming machine. Customers can choose from hundreds of"channels" grouped by genre as well as having their favorites selected for them if carded. CasinoTunes™ increases customer satisfaction and extends time on device.

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

In May 2009, we received approval for nine software applications on our robust and scalable PlayerVision 3 platform from the Nevada Gaming Control Board laboratory.  These software applications include Beverage-on-Demand, ServiceVision, VoyeurVision, Live TV, AdVision, YouTube, CasinoTunes, ValetVision, and BurstVision.  We will submit these same applications for Gaming Laboratories International (GLI) approval, an independent accredited testing laboratory, in the third quarter of 2010.

Based on the foregoing, and other than the insignificant revenue realized from our early adoption agreements, and subject to economic uncertainties discussed herein, and our ability to continue as a going concern, as discussed below, we expect to begin to realize more significant revenue from our PlayerVision system during the third quarter of 2010.  This would mark a significant shift in the type of revenue recognized by us.  The anticipated revenue would be from the installation of our nine software applications on the PlayerVision 3 platform in the United States, primarily Nevada for now.  No assurance can be given, however, that we will begin installing our PlayerVision 3 applications or begin realizing revenue from our PlayerVision system during the third quarter of 2010 or at all.

We expect to continue to incur losses for the remainder of 2010, and we expect to face competition from larger, more formidable competitors as we attempt to enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system, we plan to continue to rely on funds from third party financing sources, if available, in addition to funds from operations to sustain our operations in 2010.

We are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements for the remainder of 2010.  Unless we obtain third-party financing or otherwise raise capital through the sale of assets or otherwise in the near future, we will be unable to continue as a going concern.

Industry Overview

The domestic and global gaming markets have grown rapidly and consistently over most of the last decade despite some slowdown in the past two years due to the macroeconomic recession. This growth has generally brought increased social and political acceptance of legalized gaming throughout many diverse societies. As a result, there is a rising public sector/municipal dependency on gaming revenues for funding of programs and projects that would not otherwise exist.  In the United States in 2007, the gaming industry was a $92.2 billion business consisting of casinos spread throughout 48 states. In addition, many jurisdictions are currently pushing for liberalization of existing gaming legislation and introduction of new regulations designed to augment sources of gaming tax revenue.  Twelve states now allow commercial (non-tribal) gaming, compared to only two in 1980.

The conventional wisdom that the gaming industry is recession-proof has been challenged over the last 24 months. However, recent economic pressures have prompted new efforts to legalize casino gaming and to liberalize gaming laws to fill fiscal gaps.  Furthermore, in the current environment, operators are pressured to extract the most out of existing operations by enhancing the competitiveness of their slot machine floor at minimal investment rather than deploying cash into new or expanded equipment or facilities. While historical U.S. trends suggest a resilient recovery will eventually be at hand, through our PlayerVision product we expect to offer the casino operator a product that will enhance the gaming machine’s productivity while simultaneously enhancing the customer’s playing experience – all with little or no money up front.

PlayerVision can also be deployed outside the United States.  Casinos in jurisdictions such as Macau, Western and Central Europe, South Korea, Singapore, Australia, Japan, Vietnam, Taiwan, and the Philippines should be attracted to our product.  However, we will need to get approval from the relevant regulatory bodies prior to a roll out of PlayerVision in these jurisdictions.

1.7 million EGMs (Electronic Gaming Machines or slot machines as they are commonly referred to) were installed worldwide as of the end of 2009, with approximately 50% in North America. These machines represent the gaming industry's most resilient and predictable revenue stream and usually comprise well over 50% of total gaming revenue for the typical casino operator. The historical EGM replacement cycle of 5-6 years will likely be stretched out over the next few years as the recession works its way out of the world economy.  However, new technology may disrupt the normal replacement cycle.  The last such technology was the "Ticket-In-Ticket-Out" revolution in 2000. We believe the next such revolution will be Server-Based Gaming, which allows operators to manage casino floors more effectively and efficiently.  It will also usher into the gaming industry the art of multi-tasking as the EGM will now be able to provide the player several experiences concurrently with gambling on the next pull of the handle (or more typically, the next push of the button).

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

Our Strategy

Our strategy is to provide the premier enhancement system for the installed base of gaming machines by delivering additional wagering opportunities, cost saving opportunities, promotions, games, and other content on existing gaming machines and delivering those same applications over the newer server-based deliver systems and gaming machines.  No assurance can be given, however, that we will be successful.  In order to achieve this objective, we are pursuing the following strategies:

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

PlayerVision System

Through PlayerVision, players will at once enjoy a multi-wagering/multi-tasking immersive experience that results in a substantial increase in percentage of wallet for the operator. A powerful retrofit solution, we expect that PlayerVision will enable operators to reduce operating costs and increase efficiencies for both new and legacy gaming floors, featuring:

•	On-the-fly machine "customization" by casino and customer at minimal cost, using existing slot screens for a variety of innovative applications;

•	Increased time on device with added wagering and targeted marketing;

•	Beverage-on-demand, allowing reduced head count with improved player experience; and

•	On-demand multimedia offering private access to shows, products and services.

We expect to offer PlayerVision at a little to no up front capital cost to the operator in exchange for recurring license fees, thereby increasing earning power and functionality of gaming machines without financial risk.

Slot operations serve as the primary source of revenue in almost any gaming operation. In need of sources of incremental revenue and cost savings, the industry is primed for a technology that utilizes the processing power now available through server-based environments. By installing off-the-shelf CPUs into any EGM (a 30-minute process), PlayerVision converts a single-use slot machine into a multi-dimensional revenue generator and cost container. We believe we are the developer/owner of some of the most significant intellectual property/technology in the industry related to deployment of server-based gaming applications.  No assurances can be given that the deployment of server-based gaming applications will be successful or that our intellectual property/technology will play a significant role in server-based gaming applications.

Casino Games

We offer two keno games, Nevada Numbers and The Million Dollar Ticket, and collect royalties on several bingo style games. The revenue generated from our casino games is primarily based on collecting per ticket or per game fees from our various customers.  On March 31, 2009, our contract with Treasure Island to maintain the $3.9 million base jackpot bankroll for Nevada Numbers and The Million Dollar Ticket expired, and we shut down the games as a result.  We expect to restart the games as soon as we find funding for the $3.9 million base jackpot.

Nevada Numbers

Nevada Numbers is a variation of classic keno, which prior to its shutdown noted above has been played in many casinos in Nevada.  Keno is a game in which bets are made and recorded on a keno ticket. This ticket contains 80 numbered squares that correspond exactly to 80 numbered balls in a selection hopper. A player marks a ticket to play between two and 20 different numbers. The keno operator then draws 20 out of the 80 numbers and displays the results throughout the casino. The more numbers that match, the more money the player wins. Payout awards vary from casino to casino and depend on the amounts wagered.

Nevada Numbers differs from classic keno in that fewer numbers (five rather than 20) are drawn and a “linked’’ or “progressive’’ component has been added. We linked together the play of Nevada Numbers at multiple casinos so that players at several different locations all choose numbers that are matched to the same five-number draw. In addition, Nevada Numbers featured a starting jackpot of $5.0 million that was progressive, in that it grew with the purchase of each Nevada Numbers ticket and could be won at each draw.  Any winner of the Nevada Numbers progressive jackpot will be paid the amount of the progressive meter in equal installments over a period of 20 years.  At our sole discretion, we may offer the winner an option to receive a discounted value immediately.  The process of linking games and creating a progressive jackpot provided an enticement to players because of the potential for a life-changing event.

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

The Million Dollar Ticket

Based on the classic keno game, The Million Dollar Ticket offers the chance to win $1.0 million and a progressive jackpot. In order to win the $1.0 million and the progressive jackpot, the player must pick 10 numbers correctly out of 20 drawn from a pool of 80.  As stated previously, we shut down this game on March 31, 2009 and will restart when we receive funding for the jackpot.

Super Bingo Games

Super Bingo Games are odds-based bingo games with life-changing prizes that are offered as side bets to existing bingo games.  We offer these games at various jackpot levels-as high as $50,000 in some cases.  We purchase insurance for the larger jackpots.  Our Super Games are structured so that the bingo operator is guaranteed a profit for each wager made.  We have placed Super Bingo Games in four Nevada casinos and ten non-Nevada locations.

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

•
Nevada Keno and Related Participation Agreements. Through agreements with participating casinos, we offer Nevada Keno, a “satellite-linked’’ traditional keno game played in multiple casinos.  We are currently operating Nevada Keno in three casinos.  However, we believe we will soon be operating in 2-3 more.  However, no assurances can be given that we will operate Nevada Keno in additional casinos.  Additionally, principally in Nebraska, we provide equipment in return for a share in the revenue generated in various keno salons.

•	Service Contracts. Most of our customers that purchase keno and bingo equipment also purchase a service contract from us to provide routine maintenance for the equipment.

•
RoutePromo.  RoutePromo is designed to deliver promotional tickets or vouchers to players upon the occurrence of an event specified by the operator, such as hitting a four-of-a-kind or better on a video poker machine.  The key feature of RoutePromo is its ability to recognize a specified event generated by the game and deliver the programmed response to the specified event.

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

Through our agreement with United Coin Machine Company, the largest slot route operator in Nevada, we developed a variation of our keno game called The Million Dollar Ticket, known as the Gamblers Bonus Million Dollar Ticket, to be used in conjunction with RoutePromo.  Gamblers Bonus Million Dollar Ticket is a free promotional game that gives players the chance to win various prizes, including a $1.0 million grand prize, by matching numbers on their promotional tickets with numbers picked in a random weekly drawing.  Under our agreement, we are obligated to provide software, hardware, and support to United Coin for the game.  In addition, we are financially responsible for the payouts associated with the game.  In return, United Coin is obligated to pay us $1.25 for each ticket distributed.  During the second quarter of 2008, we rolled out Gamblers Bonus Million Dollar Ticket at approximately 100 United Coin route locations.  On January 31, 2009, we closed down the game with United Coin because there was little interest among bar owners and convenience store owners to offer an expensive promotion in difficult economic times.

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

We are unaware of any other product that delivers casino services, multimedia and gaming content through the existing various screens of gaming machines.  Although we face competition from products that use smaller secondary video screens and cost thousands of dollars, such as iView developed by Bally Systems and NexGen developed by IGT, we expect to be able to deliver content for little or no up front capital cost and deliver the content directly to the patron through all existing screens rather than just an auxiliary 2x6-inch screen.

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

Research and Development

Our research and development efforts focus on developing new applications for our PlayerVision system and reducing its cost. During 2008 we considerably expanded our internal R&D effort by employing 5 new software engineers, one of which became our Chief Technical Officer in March 2008.  We layed off all of our software engineers in December 2009 in order to conserve cash.  We will hire software engineers back to work when we raise significant capital.  We plan to engage, from time to time, independent consultants and advisors to assist us.

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

The risks associated with our intellectual property, include the following:

•	The inability of intellectual property laws to protect our intellectual property rights;

•	Attempts by third parties to challenge, invalidate, or circumvent our intellectual property rights;

•	The unauthorized use by third parties of information that we regard as proprietary despite our efforts to protect our proprietary rights;

•	The independent development of similar technology;

•	The inability to protect our intellectual property rights in foreign jurisdictions; and

•	A lack of adequate capital to defend and protect our intellectual property.

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

Jurisdictions in which we, and specific personnel, where required, have authorizations with respect to some or all of our products and activities include New Jersey, Nevada, Arizona, Nebraska, Oregon, Washington, and Montana.  In addition to these jurisdictions, we have authorizations with respect to certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos.  These tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations.

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

The Nevada Gaming Control Act requires any person that acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Gaming Commission.  It also requires beneficial owners of more than 10% of a Registered Corporation’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails a written notice requiring such filing.  Under certain circumstances, an “institutional investor,’’ as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 25%, of the Registered Corporation’s voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.  An institutional investor that has obtained a waiver may, in certain circumstances, own more than 25%, but not more than 29% of a Registered Corporation’s voting securities for a limited period of time and maintain the waiver.

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

For gaming device and system approvals, most jurisdictions in the United States, including most Native American tribes and state regulatory agencies, accept testing results from GLI, a leading private gaming device and systems testing laboratory.  GLI also provides testing services for over 400 gaming regulatory bodies worldwide.  GLI has already approved NumberVision, AdVision and Live TV on our PlayerVision2 platform.  We expect to submit for approval all of our software applications on the PlayerVision 3 platform to GLI sometime during the third quarter of 2010.  If necessary, we also plan to apply directly for approvals from those jurisdictions that do not accept GLI testing results for certain devices and systems, such as New Jersey, Pennsylvania, and Montana.

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

Employees

As of December 31, 2009, we had 27 full-time employees, 13 of whom were involved in keno and bingo operations, 1 of whom was involved in engineering and research and development, 4 of whom were involved in sales, and 9 of whom were involved in finance and administration. With the implementation of our new business focus on our PlayerVision system and upon receipt of sufficient funding, we anticipate an increase in employees dedicated to developing and growing this business in the third quarter of 2010.  Our employees are not subject to any collective bargaining agreement with us. We have never experienced a work stoppage, and we believe our employee relations to be good.

Corporate History

We were incorporated in the State of Nevada on April 28, 1998.

ITEM 1A.   RISK FACTORS.

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

Our corporate headquarters and our PlayerVision business is located at 3980 Howard Hughes Parkway, Suite 450, Las Vegas, Nevada 89169 and comprised of approximately 8,300 square feet of office space under a favorable sublease agreement through July 31, 2011.  This space adequately meets our facility and capacity requirements.  Our bingo and keno headquarters are located at 4000 West Ali Baba, Suite D, Las Vegas, Nevada 89118, which is comprised of approximately 4,800 square feet of office space and 5,700 square feet of warehouse space under a month-to-month sublease.  We had a Reno, Nevada office consisting of approximately 7,500 square feet under an executed lease that expires in 2013.  Due to our poor financial condition, we have broken the lease and moved from the facility and are in final settlement negotiations with the landlord.  We also lease an Omaha, Nebraska service office consisting of approximately 900 square feet of space under a month-to-month lease.

ITEM 3.   LEGAL PROCEEDINGS

On September 15, 2008, Steven Brandstetter and J & S Gaming filed a lawsuit against us, among other defendants, in Department 11 of the Nevada Eighth Judicial District Court captioned Brandstetter, et al. v. Bally Gaming, Inc., et al., case no. 08-A-571641-C alleging against us claims of breach of contract, misrepresentation, breach of fiduciary duty and unjust enrichment regarding a non-disclosure agreement executed in May 2002 pertaining to the plaintiffs’ gaming concepts.  In August 2009, a Motion of Summary Judgment was granted and the case was dismissed.

On August 26, 2009, a lawsuit was filed by Adline Network Holdings, LLC, a Georgia Corporation, Adline Media LLC, a Georgia Limited liability company, Adline Network LLC, a Georgia limited liability company, and Sam Johnson, a former officer and employee, alleging breach of an Acquisition Agreement, breach of a Consulting Agreement, breach of a covenant of good faith and fair dealing, negligent misrepresentation, common law fraud (fraud in the inducement/fraudulent misrepresentation), 10b-5 securities violations and declaratory relief.  In response to our Motion to Dismiss filed on October 16, 2009, the plaintiffs filed a first amended complaint.  Since then, the plaintiffs have filed a second amended complaint with essentially the same allegations, but naming the Chairman of the Board, the Chief Executive Officer, and Chief Financial Officer individually in the lawsuit also.  We are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

On December 22, 2009, a lawsuit was filed by Zak Khal, a former officer and employee of the Company alleging a severance benefit of $100,000 and unused vacation time of $29,135 are owed him and additional damages in excess of $10,000 to be specifically determined at trial.  We are vigorously defending this lawsuit and are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

On April 26, 2010, a lawsuit was filed by 990 Rock LLC, the landlord for our Reno office space for breaching the lease agreement which provided for a total monthly rent payment of $11,123 through April 30, 2013.  The landlord alleges that they spent $335,735 on tenant improvements prior to our occupancy.  The plaintiff is alleging damages in excess of $10,000.  We are unable to estimate minimum costs to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, that may be issued in one or more series.

Common Stock

Our Board of Directors has designated two series of common stock, one referred to as “Common Stock’’ and the other referred to as “Common Stock Series A.”  As of December 31, 2009, there were no shares of our Common Stock outstanding and 14,974,149 shares of our Common Stock Series A outstanding held of record by 580 stockholders.  There is no active market for our Common Stock or our Common Stock Series A.

Each share of Common Stock and Common Stock Series A has identical rights and privileges in every respect.  Each holder of either Common Stock or Common Stock Series A has the right to cast one vote for each share held of record on all matters submitted to a vote of our holders of common stock.  The holders of either series of common stock vote together as a single class except to the extent that voting as a separate class or series is required by law.  The holders of both series of common stock are entitled to receive dividends on a pro rata basis, payable in cash, stock, or otherwise, as may be declared by our Board of Directors out of any funds legally available for the payment of dividends, subject to the rights of holders of any outstanding preferred stock.  We did not declare any cash dividend on our Common Stock or Common Stock Series A in fiscal 2009 or 2008.  Upon our liquidation, dissolution or winding-up, the holders of both series of common stock will be entitled to receive after distribution in full of any preferential amounts owed to debt holders or holders of our preferred stock, all of the remaining assets available for distribution ratably in proportion to the number of shares of common stock held by them. Neither series of our common stock provides holders with preferences or any preemptive, conversion or exchange rights.  There are no redemption or sinking fund provisions applicable to either series of common stock.

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

Our Board of Directors has designated the following six series of preferred stock, where the conversion ratio, the authorized number of shares and the outstanding number of shares for each series are provided:

•	“Series B Convertible Preferred Stock’’ – convertible into Common Stock Series A on a one-to-five basis, 76,750 shares authorized and 50,000 shares outstanding as of December 31, 2009.

•	“Series E Convertible Preferred Stock” – convertible into Common Stock Series A on a one-to-one basis, 810,800 shares authorized and outstanding as of December 31, 2009.

•
“Series F Convertible Preferred Stock” – convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  There are 200,000 shares authorized and 0 shares outstanding as of December 31, 2009.

•
“Series G Convertible Preferred Stock” – convertible into Common Stock Series A at the lower of $3.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  There are 150,000 shares authorized and outstanding as of December 31, 2009.

•
“Series H Convertible Preferred Stock” – convertible into Common Stock Series A at the lower of $2.50 or 30% off the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.  There are 98,500 shares authorized and outstanding as of December 31, 2009.

•	“Series I Preferred Stock” – convertible into Common Stock Series A on a one-for-one basis. There are 4,693,878 shares authorized and outstanding as of December 31, 2009.

In October 2008, we filed Certificates of Withdrawal with the Nevada Secretary of State whereby we withdrew the designations of our Series A, Series C and Series D Convertible Preferred Stock, as no shares of these series were then outstanding.  Except for Series F, G and I, none of our series of preferred stock have dividend rights.  In 2009, we paid $32,877 in dividends to the holder of Series F and issued 7,156 shares of Common Stock Series in lieu of cash dividends and as a reimbursement of legal fees associated with the redemption of Series F Preferred Stock for $1,000,000.  In 2008, we paid $97,233 in dividends to the holders of our Series F and G Convertible Preferred Stock.  Except for Series I Preferred Stock, none of our series of preferred stock have voting rights.  With respect to the rights upon liquidation, dissolution, or winding up, our preferred stock ranks senior to both series of common stock, but junior to any existing or future indebtedness. Among the holders of our outstanding preferred stock, the following preferences upon liquidation, dissolution or winding up are applicable:

•	first, holders of Series I Preferred Stock are entitled to receive $2.45 per share;

•	second, holders of Series B Convertible Preferred Stock are entitled to receive $5.00 per share;

•	third, holders of Series E and G Convertible Preferred Stock are entitled to receive $5.00 per share; and

•	fourth, holders of Series H convertible Preferred Stock are entitled to receive $5.00 per share.

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

In the first quarter of 2009, we closed the Gamblers Bonus Million Dollar game due to a lack of ticket sales.  Accordingly, we redeemed the $1,000,000 of Series F Preferred Stock from our investor.  We closed our Million Dollar Ticket Game as well for the same reason.  We also temporarily suspended our Nevada Numbers game to change the draw to hourly rather than daily.  We restarted the Nevada Numbers game on March 1, 2009 but again suspended it on March 31, 2009 due to a lack of funds to meet our Nevada Gaming bankroll requirements.  This suspension resulted from the change in ownership at Treasure Island and the new ownership’s decision to not continue bankrolling our game.  The game will remain suspended until we can find approximately $3.9 million for the bankroll.  When we restarted Nevada Numbers on March 1, 2009, we restored Series F Convertible Preferred Stock for $1,000,000 to be used as additional bankroll needed for Nevada Numbers.  Due to the March 31, 2009 shutdown, the Nevada Numbers bankroll funds associated with Series F Convertible Preferred Stock were no longer needed.  Therefore, in April 2009, we again redeemed the Series F Convertible Preferred Stock and the $1,000,000 was returned to the investor.

Options

As of December 31, 2009, we had outstanding options to purchase an aggregate of 2,452,142 of our Common Stock Series A at exercise prices ranging from $2.00 to $5.00 per share, with a weighted average exercise price of $3.27 per share.

Warrants

As of December 31, 2009, we had outstanding warrants to purchase an aggregate of 5,658,476 shares of our Common Stock Series A at exercise prices ranging from $1.00 to $5.00 per share with a weighted average exercise price of $2.12 per share.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2009, we issued 225,000 shares of Common Stock Series A at $2.50 per share for a total investment of $562,500 to the holder of our Series F and G Convertible Preferred Stock.  During the quarter ended June 30, 2009, we issued 7,156 shares of Common Stock Series A to our Series F Convertible Preferred Stock investor in lieu of legal fees incurred by him for the restoration of Series F Convertible Preferred stock and for cash dividends on Series F Convertible Preferred Stock when it was redeemed in April 2009.  In October 2009, we sold 40,000 shares of Common Stock Series A for $100,000. These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

During the year ended December 31, 2009, we issued options and warrants to purchase a total of 1,122,440 shares of Common Stock Series A to our employees and members of our board of directors, all with an exercise price of $2.50 per share, primarily with a four-year vesting schedule and a five-year life.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

Related party transactions:

Our Board Chairman and CFO, were each granted 30,000 stock options respectively for personal guarantees of stockholder advances and personal loans made to the Company during 2009.  They were also granted 30,000 and 35,000 stock options, respectively, for personal guarantees of stockholder advances, and the CFO was granted 5,000 shares for advances personally made to the Company during 2008.

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

         Overview

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and Million Dollar Ticket.  On March 31, 2009, because of the expiration of our contract with Treasure Island whereby Treasure Island had agreed to maintain the $3.9 million base jackpot bankroll, we shut down Nevada Numbers and Million Dollar Ticket.  We expect to restart the games as soon as we find funding for the $3.9 million base jackpot.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with one of the larger slot route operators in Nevada.  We subsequently shut this game down on January 31, 2009.  Although we have recently focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, we have not generated significant revenues to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry.  Due to our focus on the development of our PlayerVision system, we have incurred expenses in excess of our revenue and have generated losses for 2008 and 2009.

We have received regulatory approval from Nevada with respect to RoutePromo, and we have received regulatory approval from Nevada and GLI for AdVision and Live TV on IGT Game King, WMS, and Aristocrat machines on our PlayerVision 2 platform.  We have also received approval from GLI with respect to NumberVision on our PlayerVision 2 platform. PlayerVision 3 is the next generation of our PlayerVision system.  We received regulatory review and approval from Nevada in May 2009, with respect to our PlayerVision 3 platform: Beverage-on-Demand, ServiceVision, ValetVision, AdVision, Live TV, CasinoTunes, YouTube, BurstVision and VoyeurVision.  We expect to submit these same nine software applications for GLI approval in 2010.  We expect to submit WagerVision and NumberVision for regulatory review and approval on the PlayerVision 3 platform in Nevada and GLI sometime in the fourth quarter of 2010.  Because the regulatory approval of new gaming applications is a complex process, we may experience delays in developing and introducing the PlayerVision 3 applications.

We will continue for 2010 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules, and we will face competition from larger, more formidable competitors as we enter the gaming machine market.  Due to continuing expenses related to our PlayerVision system without substantial generation of revenues during this time, we will be using cash, and we will require funds from third party financing sources, in addition to funds from operations, to sustain our operations in 2010.  As discussed below under “Liquidity – Outlook,” our ability to continue our operations as a going concern may be in doubt.

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

Our intangible assets consist of key patents and technology rights with a five year life related to PlayerVision which went to market for the first time during the fourth quarter of 2007.  We recorded an intangible impairment charge of $606,667 during the year ended December 31, 2008, as we have abandoned our plans to develop and market “at home” wagering.  In addition, since our keno business is now incurring monthly losses and since our keno liabilities far exceed our keno assets and since we recently sold this business for $100,000 (Note 13), we recorded an impairment charge for our keno business goodwill of $326,942 during the year ended December 31, 2009.

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses at December 31, 2008 and 2009 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

Casino Jackpot Liabilities

On March 18, 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification 924-405, Casino Jackpot Liabilities, which states that jackpots on which the Company can avoid payment do not meet the definition of a liability until the jackpot is won.  This is effective for years beginning on or after December 15, 2010 and may have a significant effect on the financial statements of the Company which has not yet been determined.

There are no more recent accounting pronouncements that would have a significant effect on our future financial position, results of operations and operating cash flows.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenue.  Casino games revenue for the year ended December 31, 2009, decreased $778,000 or 30.8% to $1,748,000 from $2,526,000 for the year ended December 31, 2008.  The lower casino games revenue principally resulted from a reduction of $328,000 of revenue for Gamblers Bonus Million Dollar Ticket which was not in existence for eleven months of 2009 but was being played for nine months of 2008, a reduction of $289,000 of revenue for Nevada Numbers and Million Dollar Ticket due to the discontinuance of the game on March 31, 2009, and a reduction of $159,000 of revenue from Super Coverall Bingo, offset by a $50,000 license fee received from the buyer of our bingo business for a license to distribute Nevada Numbers.

Product sales for the year ended December 31, 2009, decreased by $247,000 or 19.6% to $1,008,000 from $1,255,000 for the year ended December 31, 2008. Keno equipment sales amounted to $178,000 for the year ended December 31, 2009 compared to $225,000 during the year ended December 31, 2008. This decrease in Keno equipment sales was due to a delay by customers to buy new keno systems due to the state of the economy.  Bingo and keno supplies sales also declined by $173,000 during the year ended December 31, 2009 versus the same period in the prior year due to loss of market share.

Other revenue for the year ended December 31, 2009, increased by $66,000 or 6.5% to $1,063,000 from $998,000 for the year ended December 31, 2008.  Revenue from Keno route and participation agreements increased $165,000 for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to the opening of three new route locations, two in Nevada, for the entire year ended December 31, 2009 and one in Oklahoma for seven months for the year ended December 31, 2009, versus the two new Nevada locations being opened for seven months during the year ended December 31, 2008.  Our bingo and keno parts and service business declined by $99,000 in the year ended December 31, 2009 versus the same period in the prior year.

Cost and Expenses.  Cost and expenses of casino games for the year ended December 31, 2009, decreased by $1,495,000 or 50.6% to $1,459,000 from $2,954,000 for the year ended December 31, 2008.  The decrease resulted primarily from the lower costs and expenses associated with the discontinuance of the Nevada Number, Million Dollar Ticket, and Super Coverall Bingo games as previously discussed.

Product cost and expenses for the year ended December 31, 2009, decreased $697,000 or 53.2% to $611,000 from $1,307,000 for the year ended December 31, 2008.  This decrease resulted primarily from the decline in Keno equipment sales and the $678,000 writedown of our PlayerVision 2 inventory for obsolescence in 2008.  The writedown was due to the replacement of PlayerVision 2 with the more robust PlayerVision 3 platform, which is the product we are taking to market.  Gross margin on product sales has declined from 49.9% to 39.5% (exclusive of the $678,000 writedown in 2008 noted above) as we have had to do more discounting on Keno equipment sales.

Other cost and expenses for the year ended December 31, 2009, decreased $356,000 or 28.9% to $875,000 from $1,232,000 for the year ended December 31, 2008 as we reduced salary expenses by $371,000 through headcount reductions in our Keno service staff.  Our keno route jackpot expense and participation fees increased by $42,000 during the year ended December 31, 2009 versus the same period in the prior year consistent with the increase in keno route and participation revenue mentioned previously.

Other Operating Expenses.  Selling, general and administrative expenses for the year ended December 31, 2009, decreased by $2,320,000 or 34.9% to $4,327,000 from $6,647,000 for the year ended December 31, 2008, as legal, auditing and consulting fees decreased by $1,132,000 during the year ended December 31, 2009, compared to the same period in 2008.  These fees decreased primarily as a result of a reduction in legal fees resulting from settlement of the IGT lawsuit in October 2008.  In addition, the following items contributed to the decrease in operating expenses:  (1) Board of Directors fees were reduced by $38,000 versus the prior year as we have not had the cash available to compensate our Board; (2) salaries were reduced by $499,000 versus the prior year due to the furlough of eight PlayerVision administrative employees on August 1, 2009; (3) travel and entertainment costs were reduced by $245,000 versus the prior year as part of our cost reduction measures; and (4) marketing and promotions expense were reduced by $388,000 versus the prior year as part of our cost reduction measures.

Research and development cost for the year ended December 31, 2009, have decreased by $1,021,000 or 72.5% to $386,000 from $1,407,000 for the year ended December 31, 2008, due to the furlough of seven engineering employees on August 1, 2009 and due to the capitalization of internal and external engineering costs during the period of January 1, 2009 through June 30, 2009 of $709,000 as we had proven technological feasibility of PlayerVision 3 late in the fourth quarter of 2008.  We stopped capitalizing these costs on July 1, 2009 when we began our attempt to deploy our product to the gaming marketplace.

Depreciation and amortization for the year ended December 31, 2009, decreased $548,000 or 37.9% to $897,000 from $1,445,000 for the year ended December 31, 2008, because more of our aging asset base has been fully depreciated and because our asset base has decreased due to the sale of our bingo business on August 19, 2009.

Finance Costs.  Finance costs for the year ended December 31, 2009, decreased $2,294,000 or 95.0% to $119,000 from $2,413,000 for the year ended December 31, 2008, due to the elimination of certain costs previously paid to our primary lender, CAMOFI, who was paid in full in October 2008 with proceeds from equity capital invested by IGT.

Interest and Other Income.  Interest and other income for the year ended December 31, 2009, increased by $88,000 to $(31,000) from $(119,000) from the year ended December 31, 2008.  The increase was primarily due to the decline in fair value on our marketable securities of $78,000 during the year ended December 31, 2008, offset by a decrease in the loss on the sale of assets of $44,000 during the year ended December 31, 2009 versus the same period in the prior year.

Liquidity and Capital Resources

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has curtailed casino gaming development, activity and profitability, both nationwide and particularly in our local market, and has resulted in highly reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2009 and unable to deploy PlayerVision given our severe lack of cash resources, an inability to raise a significant amount of capital, and the lower and more restrictive capital expenditure budgets exhibited by our potential gaming operator customers in this very difficult economic climate.

The continuing effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but likely will be significant, and in its audit report on our consolidated financial statements, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern (see Note 8 to our consolidated financial statements).

We presently are unable to satisfy our obligations as they come due and do not have enough cash, inclusive of the sale of our bingo and keno businesses, to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2010.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for the remainder of the calendar year 2010 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development.  The further delay of the rollout of our PlayerVision system and/or the failure to obtain additional third-party financing, will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms.

Given the current financial market disruptions, credit crisis and economic recession, including the current downturn in the gaming industry and our current default on our $1.5 million note with IGT and our dividends in arrears to our Series I and Series G shareholders totaling $995,000, it is difficult at this time to obtain any third-party financing on acceptable terms, whether public or private equity or debt, strategic relationships, capital leases or other arrangements.  In addition, we have significant restrictive covenants under our recent financing with IGT that may prohibit us, in certain circumstances, from obtaining third party financing without IGT’s prior written consent.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.

Although casino gaming development, activity and profitability for 2009 were down and are expected to remain down for 2010, we believe that if our PlayerVision system is placed in casinos, such casinos will generate additional revenue and possibly achieve cost savings.  Because of the selling points, we believe that our product has appeal even in the current depressed gaming environment.  Other than the insignificant revenue realized from our early adoption agreements, we do not expect to begin to realize revenue from our PlayerVision system until the third quarter of 2010, though we cannot provide assurance that the market will ever accept our PlayerVision system.  Any failure by us to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  A lack of market acceptance of our PlayerVision system, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

Cash Flows

Cash used in operating activities decreased by $3,994,000 for the year ended December 31, 2009, versus the same period in the prior year primarily because of our reduction in net loss of $7,859,000 offset by a reduction in noncash charges of $2,761,000, a decrease in accounts receivable of $143,000, and an increase in accounts payable and accrued expenses of $1,036,000.  Our cash provided by investing activities consisted principally of net cash inflows in connection with the reduction in the jackpot reserve deposits of $1,012,000 because of the discontinuance of the Gamblers Bonus Million Dollar Ticket game in January 2009 and $931,000 for the sale of our bingo assets offset by cash outflows for capital expenditures of $825,000.  Our cash inflows from financing activities of $1,076,000 in the year ended December 31, 2009, consisted principally of $662,500 of new capital from the sale of Common Stock Series A, advances from the buyer of our bingo business assets of $494,000, a borrowing from IGT for $1,500,000 advances from stockholders of $300,000 offset by the net redemption of Series F Convertible Preferred Stock for $1,000,000 following the shutdown of the Nevada Numbers game and the repayment of shareholder advances of $845,000.

Capital Expenditures

Capital expenditures increased by $384,000 which includes a decrease in capital expenditures of $248,000 for the year ended December 31, 2009, compared to the same period in the prior year offset by capitalizing $632,000 of our PlayerVision 3 engineering costs in 2009 prior to the projected rollout to the marketplace of nine new software applications.  For 2010, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $10 million of PlayerVision control units for the rollout of our PlayerVision System.

The foregoing notwithstanding, due to uncertainties about our ability to continue as a going concern and general economic conditions, no assurance can be given that we will be able purchase sufficient control units or that such control units will be available at an acceptable price, or at all.  No assurance can be given that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms.

Sources of Capital

We have traditionally relied on various forms of third party financing in order to sustain our operations.  On February 13, 2009, we signed a binding term sheet with IGT whereby IGT advanced $1.5 million to us.  On September 4, 2009 (effective June 1, 2009), we signed a Secured Promissory Note for the advance in favor of IGT which carries an interest rate of 10% per annum and is due January 29, 2010, which we are presently in default on.  We sold our bingo business on August 19, 2009 and received proceeds of $1.1 million.  We agreed to sell our keno business on November 4, 2009, for $100,000, which we have received $52,000 to date as a loan in late January, 2010 and pending regulatory approval, we will receive the remaining $48,000 in the future.  During the year ended December 31, 2009, we sold $662,500 of Common Stock Series A.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Off Balance Sheet Financing Arrangements and Contractual Obligations

At December 31, 2009, we had total payments due under our various contractual obligations as follows.

		Less than
Type of Obligation	Total	one year	1-3 years	3-5 years	Longer
Notes Payable	1,522,977	1,506,711	16,266
Operating lease obligations
Real estate	789,052	341,122	447,930
Other	114,169	55,972	54,357	3,840
Total	2,426,198	1,903,805	518,553	3,840

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Las Vegas Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Las Vegas Gaming, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Gaming, Inc. and Subsidiaries as of December 31, 2008 and 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PIERCY BOWLER TAYLOR & KERN
PIERCY BOWLER TAYLOR & KERN,
Certified Public Accountants & Business Advisors
A Professional Corporation

May 12, 2010
LAS VEGAS, NEVADA

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2009
Current assets
Cash and cash equivalents	$497,529	$5,293
Investment in marketable securities	5,068	-
Accounts receivable, net of allowance of $578 and $1,762	576,847	336,352
Inventories	454,026	223,287
Prepaid expenses, deposits and other	79,881	34,311
Jackpot reserve deposits	1,230,761	218,628
	2,844,112	817,871
Equipment, net of accumulated depreciation of $1,238,738 and $978,785	924,256	505,486
Other assets
Goodwill	2,371,178	1,413,901
Patents and other intangibles, net of accumulated amortization of $1,165,742 and $1,415,905	278,330	757,267
Other	56,451	42,212
	$6,474,327	$3,536,737

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Note payable	$-	$1,500,000
Advances from buyer of bingo business	-	494,342
Advances from stockholders	600,000	55,000
Accounts payable	1,227,430	1,017,375
Accrued salaries	22,458	391,122
Accrued dividends	178,959	994,607
Other payables and accrued expenses	195,893	189,574
Current portion of long-term debt	11,957	6,711
Deferred gain on the sale of bingo business	-	68,991
Progressive jackpot liability	1,555,360	1,612,946
	3,792,057	6,330,668

Long-term debt, net of current portion	23,119	16,266

Conditionally redeemable equity
Series B Convertible Preferred Stock, $.001 par value, 130,350 and 50,000 shares issued and outstanding	250,000	250,000

Stockholders' equity (deficiency)
Convertible Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series E: 810,800 shares authorized, 810,800 and 810,800 shares issued and outstanding	811	811
Series F: 200,000 shares authorized, 200,000 and 0 shares issued and outstanding	200	-
Series G: 150,000 shares authorized, 150,000 shares issued and outstanding	150	150
Series H: 98,500 shares authorized, 98,500 shares issued and outstanding	99	99
Series I: 4,693,878 shares authorized, 4,693,878 shares issued and outstanding	4,694	4,694
Common Stock, $.001 par value, 90,000,000 shares authorized:
Common Stock Series A: 25,000,000 shares authorized, 14,849,690 and 14,974,149 shares issued and outstanding	14,850	14,974
Common Stock: 65,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	44,160,702	44,245,949
Less stock subscriptions receivable	(188,245)	-
Deficit	(41,584,110)	(47,326,874)
	2,409,151	(3,060,197)
	$6,474,327	$3,536,737

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2009

	2008	2009

Revenues
Casino games	$2,525,884	$1,747,571
Product sales	1,255,428	1,008,202
Other	997,680	1,063,481
	4,778,992	3,819,254

Costs and expenses
Casino games	2,953,973	1,459,236
Product costs	1,307,205	610,611
Other	1,231,820	875,371
	5,492,998	2,945,218

Gross operating income (loss)	(714,006)	874,036

Other operating expenses
Selling, general, and administrative	6,646,859	4,326,765
Research and development	1,407,308	386,337
Depreciation and amortization	1,445,129	897,362
	9,499,296	5,610,464

Operating loss	(10,213,302)	(4,736,428)

Other income and expense
Finance costs	(2,413,102)	(119,136)
Interest income and other	(119,095)	(30,785)

Net loss	(12,745,499)	(4,886,349)
Preferred stock dividends	(276,192)	(856,415)
Net loss attributed to common stockholders	$(13,021,691)	$(5,742,764)

Net loss per common share	$(0.96)	$(0.38)

Weighted average shares outstanding	13,611,837	15,064,821

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 YEARS ENDED DECEMBER 31, 2008 AND 2009

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2008	-	$35	$125	$744	-	-	-	-	$12,563	$26,497,097	$(235,414)	$(28,562,419)
Net loss												(12,745,499)
Dividends payable Series F and Series G Convertible Preferred Stock												(276,192)
Exercise of warrants and options									103	118,696	(16,831)
Issuance of warrants for services										356,109
Other Stock based compensation									1,065	2,128,269	52,000
Cash received from employees and stockholders											12,000
Conversion of Series B Convertible Preferred Stock to Common Stock Series A									264	263,986
Conversion of Series C Convertible Preferred Stock to Common Stock Series A		(35)							175	(140)
Conversion of Series D Convertible Preferred Stock to Common Stock Series A			(125)						125
Sale of Series E Convertible Preferred Stock				67						334,933
Sale of Series F Convertible Preferred Stock					200					639,872
Sale of Series G Convertible Preferred Stock						150				479,904
Sale of Series H Convertible Preferred Stock							99			492,402
Sale of Series I Preferred Stock								4,694		11,290,207
Issuance of warrants to IGT										819,126
Sale of Common Stock Series A to Employees									55	110,667
Sale of Common Stock Series A									500	629,574
Balances, December 31, 2008	$-	$-	$-	$811	$200	$150	$99	$4,694	$14,850	$44,160,702	$(188,245)	$(41,584,110)

	Series A Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders		Deficit
Balances, January 1, 2009	$-	$-	$-	$811	$200	$150	$99	$4,694	$14,850	$44,160,702		$(188,245)	$(41,584,110)
Net loss													(4,886,349)
Dividends Payable to Series F and Series G Convertible Preferred Stock and Series I Preferred Stock													(856,415)
Issuance of stock options and warrants for services										574,693
Issuance of Common Stock Series A to reimburse for legal expenses									27	17,863
Cancellation of Common Stock Series A									(168)	(169,744)		182,245
Cancellation of Series F Convertible Preferred Stock					(400)					(1,999,600)
Re-issuance of Series F Convertible Preferred Stock					200					999,800
Cash received from employees and stockholders												6,000
Sale of Common Stock Series A									265	662,235

Balances, December 31, 2009	$-	$-	$-	$811	$-	$150	$99	$4,694	$14,974	$44,245,949	$	(-)	$(47,326,874)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2008 AND 2009

	2008	2009
Operating activities
Net loss	$(12,745,499)	$(4,886,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of debt issuance costs and costs of warrants associated with extinguished debt	(569,368)	-
Marketable security received for licensing fee	82,814	5,068
Depreciation and amortization of equipment and software	355,404	267,707
Market write down of inventory for obsolescence	678,175	64,761
Loss on disposal of assets	72,040	29,360
Bad Debt Expense	10,697	51,720
Impairment of keno equipment	-	50,000
Capitalization of engineering costs	-	(631,899)
Amortization of debt issuance costs	1,287,804	-
Amortization of intangibles	578,628	250,161
Impairment of intangibles	606,667	324,942
Fair value adjustment of debt derivative liability	(168,449)	-
Stock-based compensation	823,450	584,693
Other	(2,604)	22,015
Changes in operating assets and liabilities
Accounts receivable	(20,358)	123,365
Inventories	46,907	57,145
Prepaid expenses, deposits and other	124,415	45,569
Accounts payable	135,312	(171,506)
Accrued salaries	22,458	368,664
Other payables and accrued expenses	183,196	(6,320)
Progressive jackpot liability	1,179,852	57,586
Deferred gain on the sale of bingo business	-	68,991
Net cash used in operating activities	(7,318,459)	(3,324,327)

Investing activities
Purchase of property and equipment	(327,303)	(193,566)
Proceeds from sale of equipment	55,250	6,950
Proceeds from sale of bingo business	-	930,927
Decrease in jackpot reserve deposits	1,096,468	1,240,319
Increase in jackpot reserve deposits	(2,051,217)	(228,186)
Net cash provided by (used in) investing activities	(1,226,802)	1,756,444

Financing activities
Dividends paid on Series F Convertible Preferred Stock	(97,233)	(32,877)
Redemption of Series F Convertible Preferred Stock	-	(2,000,000)
Re-issuance of Series F Convertible Preferred Stock	-	1,000,000
Redemption of Series B Convertible Preferred Stock	(137,500)	-
Repayment of debt	(6,122,549)	(9,318)
Sale of Series E Convertible Preferred Stock	335,000	-
Sale of Series F Convertible Preferred Stock	640,072	-
Sale of Series G Convertible Preferred Stock	480,054	-
Sale of Series H Convertible Preferred Stock	492,501	-
Sale of Series I Preferred Stock	11,500,000	-
Advances from stockholders	2,435,000	300,000
Repayment of advances from stockholders	(1,835,000)	(845,000)
Increase in notes payable	-	1,500,000
Advances from buyer of bingo business assets	-	494,342
Exercise of warrants and options for Common Stock Series A	110,387	-
Collection of stock subscriptions receivable	12,000	6,000
Sale of Common Stock Series A	740,796	662,500
Net cash provided by financing activities	8,553,528	1,075,647

Net increase (decrease) in cash and cash equivalents	8,267	(492,236)
Cash and cash equivalents, beginning of period	489,262	497,529
Cash and cash equivalents, end of period	$497,529	$5,293

Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to Common Stock Series A	$264,250	$-
Exercise of stock warrants and options increasing subscriptions receivable	8,412	-
Conversion of Series C Convertible Preferred Stock to Common Stock Series A	35	-
Conversion of Series D Convertible Preferred Stock to Common Stock Series A	125	-
Equipment acquired directly with proceeds of borrowing	34,025	-
Debt retired through issuance of Common Stock Series A	107,500	-
Prepayment of lease costs with Common Stock Series A	106,000	-
Accrued and prepaid interest added to face amount of note due to debt modification	801,250	-
Unpaid dividends declared on Series F, and Series G Convertible Preferred Stock and I Preferred Stock	276,192	856,415
Forgiveness of debt and related issuance of warrant	614,027	-
Acquisition of business for common stock Series A	1,495,882	-
Exchange of automobile for notes receivable		16,500
Write-off of subscriptions receivable due to non-collectability		169,912
Dividends paid on Series F Preferred Stock through issuance of Common Stock Series A		7,890

The accompanying notes are an integral part of these financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations:

Our current principal business is the delivery of new, linked-progressive, mega jackpot games to the worldwide gaming industry.  Our offering of these types of games includes Nevada Numbers, Super Bonanza Bingo, and Million Dollar Ticket.  On March 31, 2009, because of the expiration of our contract with Treasure Island whereby Treasure Island had agreed to maintain the $3.9 million base jackpot bankroll, we shut down Nevada Numbers and Million Dollar Ticket.  We expect to restart the games as soon as we find funding for the $3.9 million base jackpot.  During the second quarter of 2008, we launched Gamblers Bonus Million Dollar Ticket in cooperation with one of the larger slot route operators in Nevada, which was subsequently shut down on January 31, 2009.  Although we have recently focused our business on the development of our proprietary multimedia delivery system, known as PlayerVision, we have not generated significant revenues to date.  We continue to provide equipment, supplies and casino games for use by our customers in the keno and bingo segments of the gaming industry.  In large part because of our focus on the development of our PlayerVision system, in addition to recent economic developments, we have incurred expenses in excess of our revenue and have generated losses for 2008 and 2009 (Note 6).

 2.  Summary of significant accounting policies:

Principles of consolidation and basis of accounting.  The consolidated financial statements include the accounts of the parent company, Las Vegas Gaming, Inc. (“LVGI”), Imagineering Gaming, Inc. and Las Vegas Gaming Acquisition Corp., our wholly owned subsidiaries, and Las Vegas Keno Incorporated, an inactive 85%-owned subsidiary (collectively, the “Company” or “we”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has elected not to adopt the fair value to measure any of its eligible financial instruments or other items.  Accordingly, it continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required by generally accepted accounting principles and otherwise disclosed herein.

Revenue and cost recognition.

Casino Games.  As wagers are made within our inter-linked systems, we recognize our share of each wager made as revenue.  Based on the revenue proceeds, we purchase insurance to fund the base jackpot.  We also estimate the cost for any uninsured base jackpot and the expense for any progressive jackpot and, accordingly, establish a liability on our balance sheet as a progressive jackpot liability (Note 3).      For our other casino games, we recognize our share of revenue upon the sale of each ticket.  We have the discretion to purchase insurance to fund jackpots.  We recognize costs associated with uninsured jackpots as each ticket is sold based on mathematical probabilities dictated by the odds of the game.

Winners of the Nevada Numbers progressive jackpot are to be paid the amount of the progressive meter in equal installments over 20 years (Notes 3 and 8).  However, we may, at our discretion, offer the winner an option to receive a discounted value immediately using a designated prime rate of interest as a discount rate.  Once an inter-linked progressive jackpot is won, in the event a discounted value is not paid immediately at the option of the winner, management would become obligated to purchase discounted U.S. Treasury securities to meet the obligation for the annual payments.  We expect to classify these investments as “held-to-maturity,” included as noncurrent assets initially at cost and adjusted over the term of the security for the amortization or accretion of any premiums or discounts using the interest method.

On March 18, 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification 924-405, Casino Jackpot Liabilities, which states that jackpots on which the Company can avoid payment do not meet the definition of a liability until the jackpot is won.  This is effective for years beginning on or after December 15, 2010 and may have a significant effect on the financial statements of the Company which has not yet been determined.

Products.  We generally recognize sales of bingo and keno equipment when installed (since we are responsible for installation) and sales of supplies when the products are shipped since title to the products has passed when they leave our shipping dock.  Sales and similar revenue-based taxes collected from customers are excluded from revenue but rather are recorded as a liability payable to the appropriate taxing authority and included in accrued expenses.  Shipping and handling charges to customers and related costs are included respectively in sales revenues and cost of sales.  For keno system installations, we require a 50% deposit in advance as a good faith down payment for, and recorded as a liability until completion and customer acceptance of, the system installation.  Warranty costs and related liabilities associated with product sales have not been material.  We recognize fees from equipment maintenance contracts sold separately (rather than as bundled deliverables) evenly over the term of the contract.  Prior to shipment, we include equipment and supplies in inventories (see below).  We had a market write-down of our PlayerVision 2 inventory of $678,000 for obsolescence in 2008 as it has been replaced by a more robust PlayerVision 3 platform, which is the product we will soon offer.

Other. We include keno revenue from the operation of a keno route subject to multiple participation agreements in other revenue in an amount equal to the net win from such gaming activities, which is the difference between gaming wins and losses.  We reflect amounts due to the owners of the facilities in which the keno games are conducted (effectively contingent rent) as an expense.

Cash and cash equivalents and jackpot reserve deposits. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. For financial statement purposes, jackpot reserve deposits (Notes 3 and 8), a form of restricted cash, is excluded from cash and cash equivalents.  Changes in the funds set aside for such purposes are treated as investing activities and reported net in the statement of cash flows.  We classify these funds as current assets because we use these restricted funds to support current operations.

Receivables.  We write off accounts receivables after all reasonable collection efforts have been exhausted.

Inventories.  Inventories consist primarily of bingo and keno finished goods, including keno equipment and spare parts, and are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) cost method.  Appropriate markdowns are made when necessary to reduce the cost of excess and obsolete inventories to their estimated net realizable value.

Intangible assets.  Intangible assets other than goodwill consist primarily of the costs of patents, (some of which are pending (Note 5)).  Other intangible assets are amortized on a straight line basis over the estimated economic life of the asset, usually less than 10 years.  We review goodwill and other intangible assets for impairment annually and whenever events or circumstances indicate the carrying values are not likely to be recoverable or warrant a revision to the estimated remaining useful life.

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

Our forecasted future cash flow used to test the recoverability or estimate the fair value of intangibles are based on assumptions that we believe are objective and consistent with our expectations and the plan used to manage the underlying business (primarily level 3 inputs as defined in U.S. generally accepted accounting principles).  Factors used in the evaluations of potential impairment and fair value estimates require significant judgments and respective estimated useful lives, risk rates, expected market growth rates, brand history, competitive environment, market share, future business prospects and success of our products.  Changes in these expectations and related estimates and assumptions, for example, resulting from the economic conditions and uncertainties such as those discussed in Note 8, could materially affect the estimated recoverability and/or estimated fair value. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessments of useful lives, recoverability and fair values. Application of the goodwill impairment test also requires judgment regarding such factors as the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of estimated fair value of each reporting unit.  We estimate the fair value of our operating components using the discounted cash flow method, and compare the implied valuation multiples to guidelines for public companies under the market approach to test the reasonableness of the discounted cash flow results.  In addition, since our keno business is now incurring monthly losses, since our keno liabilities far exceed our keno assets, and we recently agreed to sell this business for $100,000 (Note 13), we recorded an impairment charge for our keno business goodwill of $327,000 during the year ended December 31, 2009.  Our recorded goodwill relates to our unallocated sales omponent and to our recent acquisition of Adline Network Holdings, Inc. (Note 7).  Losses during 2008 and 2009 resulted from significant cash resources expensed on the development, regulatory approval, administrative infrastructure, and marketing of PlayerVision.

Based on the circumstances and the related uncertainties as to the success of management’s plans to continue as a going concern, as of December 31, 2009, described in Note 8, impairment evaluations relative to these assets were based on our expectation of recoverability of at least their carrying values through a possible sale thereof using fair value estimates based on level 3 inputs.  It is possible based on future developments, even in the near term, that asset impairment writedowns may become necessary and that they may be significant.

Marketable securities. Investments in marketable securities are classified as “trading securities” and carried in the financial statements as current assets valued at fair value based on current market quotes (level 1 inputs).  Unrealized and realized gains and losses are included in earnings currently.

Equipment and depreciation.  Equipment is stated at cost. Depreciation is provided using the straight-line method over the useful lives of the assets (three to ten years).

Certain issuances of our Common Stock Series A.  Our Common Stock Series A does not trade in the market and, therefore, quoted stock prices are not available.  A limited number of sales between stockholders and third parties interested in buying our Common Stock Series A have predominately occurred at $2.00 per share in 2008.  We used this price as the best indication of the fair value of Common Stock Series A until the International Game Technology (“IGT”) investment transaction on October 24, 2008, at which time we performed a reevaluation of the price given the strategic nature of IGT’s investment and established a new fair value of $2.50 per share.  In January 2009, this price was further validated as the fair value as we raised $562,500 by selling 225,000 shares of Common Stock Series A at $2.50 per share.  We also sold 40,000 shares at $2.50 per share in early October 2009.

Net loss per share.  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Potentially dilutive securities such as convertible preferred stock, options and warrants for a total of 29,250,730 shares were not considered outstanding because the effect would have been anti-dilutive.

Stock-based compensation.  We use the Black-Scholes option pricing model to estimate the fair value of options and warrants and the amounts to be expensed as it relates to employee and non-employee stock-based compensation. In using the Black-Scholes option-pricing model, the principal assumptions selected to value the options and warrants for calculating the “minimum value,” included a “risk-free” interest rate of approximately 2%, expected option life of four to 10 years, estimated volatility of 30% and no expected dividends.

Advertising.  Advertising costs are expensed as incurred and totaled $83,770 and $20,528 for 2008 and 2009, respectively.

Income taxes.  Our policy is to treat any income tax-related interest or penalties as a component of income tax expense (benefit).

Reclassifications.  Certain minor reclassifications to previously reported amounts have been made to conform to the current year presentation.

3.  Jackpot reserve deposits and related obligations:

At December 31, 2008 and 2009, as required by gaming regulators, we held aside cash on deposit of $1,230,761 and $218,628, respectively, that is restricted for funding our various regulatory obligations for jackpot-oriented games (Note 8).

On March 18, 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification 924-405, Casino Jackpot Liabilities, which states that jackpots on which the Company can avoid payment do not meet the definition of a liability until the jackpot is won.  This is effective for years beginning on or after December 15, 2010 and will have a significant effect on the financial statements of the Company.

4.  Equipment:

Equipment consists of the following:

	December 31, 2008	December 31, 2009
Production equipment	$1,561,513	$1,166,383
Office equipment, furniture, and fixtures	557,855	317,888
Leasehold improvements	43,627	-
	2,162,995	1,484,271
Less accumulated depreciation and amortization	1,238,739	978,785
	$924,256	$505,486

As previously mentioned in Note 2, since our keno business is now incurring monthly losses, our keno liabilities far exceed our keno assets, and we recently agreed to sell this business for $100,000 (Note 13), we recorded an impairment charge for our keno production equipment of $50,000 during the year ended December 31, 2009.

5. Other intangible assets:

Patents and other intangible assets consist of the following:

	December 31, 2008	December 31, 2009
PlayerVision technology patents	$1,016,236	$1,016,236
Software	427,836	432,775
Capitalized engineering costs	-	724,160
	1,444,072	2,173,171
Less accumulated amortization	1,165,742	1,415,904
	$278,330	$757,267

Intangible assets are amortized over their estimated useful lives, which are currently 5 years.  Total amortization for other intangible assets amounted to $541,474 and $250,161 for the years ended December 31, 2008 and 2009, respectively.  Since we are not proceeding with “at home” wagering as part of our strategic product plan in the future, we expensed $606,667 of then remaining unamortized asset value in the fourth quarter of 2008, which was included in depreciation and amortization in our consolidated statement of operations.  Estimated aggregate future amortization assuming we begin amortizing PlayerVision engineering costs in July 2010 is as follows:

2010	$148,260
2011	246,266
2012	242,048
2013	120,693
$757,267

6.  Debt:

On May 1, 2008, we amended our financing with CAMOFI Master LOC (“CAMOFI”) and entered into an Amended and Restated Senior Secured Convertible Note due January 1, 2010 (the “CAMOFI Note”), and an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CAMOFI.  The commitment fees due under the original CAMOFI note on April 1, 2008, July 1, 2008, October 1, 2008, and January 1, 2009 of $131,250 and prior accrued commitment fees were added to the face amount of the CAMOFI Note which increased from $5,250,000 to $6,051,250.  We were also to pay commitment fees of $403,417 on January 1, 2009, and $302,563 on July 1, 2009 and January 1, 2010.  The Registration Rights Agreement required us to file a registration statement with the Securities and Exchange Commission on the earlier of the closing of a Qualified Financing (as defined in the Registration Rights Agreement) or April 30, 2009 with the effectiveness date remaining 120 calendar days after the filing date.  The maturity date of the CAMOFI Note was changed from January 1, 2009 to January 1, 2010.

Because of the Registration Rights Agreement with CAMOFI, the registration of CAMOFI’s converted shares and warrants were outside of our control.  The Registration Rights Agreement with CAMOFI stated that if 125% of the registered securities for CAMOFI were not effective by the 120th calendar day following the filing date of September 30, 2008, we would have to pay cash liquidating damages equal to 1.5% of the outstanding principal of the bridge financing and an additional 1.5% for any subsequent 30-day period thereafter.  If we failed to pay any partial liquidating damages within seven days from the date payable, we were to accrue 20% annual interest on any amount in arrears.  Settlement of the warrants with unregistered shares and the payment of a penalty would have been an uneconomic settlement alternative and thereby would not have been considered a realistic alternative for us.  Consequently, the initial value of the warrants was recorded as a derivative liability and changes to the fair value of those warrants were included in the statement of operations.

On October 24, 2008, the CAMOFI note for $6,051,250, a prepayment penalty of $1,210,250 and accrued interest of $357,022 were paid off with the proceeds of the IGT investment (Note 7).  This early extinguishment of debt resulted in a loss of $640,882.  After the payoff, CAMOFI has 2,675,000 warrants at $1.48 and incidental registration rights which allows CAMOFI to join a registration statement after the Company’s and IGT’s shares have been registered if there is availability in any future registration statement.

Long term debt at December 31, is as follows:

	2008	2009
Notes payable	$35,076	$22,977
Less amounts due within one year	11,957	6,711
	$23,119	$16,266

Scheduled debt maturities are as follows:

2010	$6,711
2011	7,417
2012	8,196
2013	653
$22,977

During 2008, we received five stockholder advances totaling $2,435,000 and paid back all but $600,000 of those advances by December 31, 2008, and $600,000 in January 2009.  During 2009, an additional $300,000 was advanced from three principal stockholders.  Of this amount, $245,000 has been paid back as of December 31, 2009.  The buyer of our bingo business assets advanced us $494,342 for working capital purposes (Note 12).

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

On February 13, 2009, we signed a binding term sheet with IGT whereby IGT advanced $1.5 million to the Company.  We signed a note effective June 1, 2009, for this advance, which carries an interest rate of 10% per annum and is due on January 29, 2010.  We granted a security interest in all of our present and future assets as security for such obligation (Note 14).

 The Company and IGT amended the License and Application Support Agreement dated September 30, 2008 between the Company and IGT (the “LASA”), and the Intellectual Property Access Agreement dated September 30, 2008 between the Company and IGT (the “IPAA”).  The amendments to the LASA include:  (1) a requirement that the Company use its best efforts to utilize IGT’s sb (server-based) Media Manager as the default infrastructure for the delivery of the Company’s PlayerVision applications, where feasible, (2) a requirement that the Company provide development support for IGT sb (server-based) applications requested by IGT, (3) an amendment to the amount of distribution fees, (4) a granting to IGT of a “most favored distributor” status so that IGT is granted the most favorable terms on the Company’s software distributor rates for its server-based applications, and (5) a requirement that the Company escrow the source code for the applications that connect to IGT systems.  IGT will have the right to access the source code only if the Company becomes insolvent, and IGT’s rights to utilize such software (if released) will be unlimited.  The amendments to the IPAA include the Company’s agreement that IGT will have the right to initiate, coordinate, finance and assist in the prosecution, defense and enforcement of all Company owned intellectual property to which the Company has granted a right of first refusal to IGT.

7.  Stockholders' equity:

From time to time, we issue shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), or pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

During the year ended December 31, 2008, we issued 260,917 shares of Common Stock Series A for salaries, bonuses, consulting services, and board of directors fees, 500,000 shares of Common Stock Series A as an incentive for our sale of Series F and Series G Convertible Preferred Stock, and 102,659 shares of Common Stock Series A pursuant to the exercise of options and warrants.  Additionally, if our Common Stock Series A, as a result of a qualified financing, commences trading at less than $5 per share, the holders of our Series F and G Convertible Preferred Stock will also receive additional shares of Common Stock Series A prorated for the percentage shortfall from $5 per share measured against the 500,000 shares, where a “qualified financing” is a capital raise of $10 million or more or a transaction at less than $5 per share resulting in a change in control of the Company.  We also issued 53,750 shares of Common Stock Series A to retire $107,500 of long-term debt.  In addition, we sold 55,361 shares of Common Stock Series A to employees and 10,100 shares to present stockholders.  On October 24, 2008, we declared a cash dividend of $97,233 on our Series F and G Convertible Preferred Stock in total.

On October 1, 2008, we acquired the tangible and intangible assets of AdLine Network Holdings Inc. (“AdLine”), AdLine Media LLC, AdLine Network LLC and Freeview Network LLC for 750,000 shares of our Common Stock Series A.  The intent of the transaction was to reacquire and consolidate all of the rights associated with various technologies and intellectual property licenses held by AdLine, including the license previously granted to AdLine.  The transaction was structured as an asset purchase to ensure the complete reacquisition of the licenses and technologies.  Any other assets acquired were immaterial and incidental.  The purchase price of $1,500,000 was allocated as follows: $80,000 to fixed assets, $4,117 to miscellaneous expense and $1,415,883 to goodwill.  In addition, one of the owners of AdLine received a one-year consulting agreement with LVGI for $17,200 per month.

Also on October 1, 2008 (effective as of September 30, 2008), IGT signed an investment agreement with us to purchase 4,693,878 shares of our Series I Preferred Stock at $2.45 per share, or a total investment of $11.5 million.  (The transaction closed on October 24, 2008.) The Series I Preferred Stock is convertible into shares of Common Stock Series A on a one-for-one basis.  IGT had previously advanced $1.5 million of this total investment pursuant to an agreement dated July 17, 2008, as amended, so the net proceeds received by the Company on October 24, 2008 was $10 million.  IGT also received a warrant to purchase 1.5 million shares of Common Stock Series A at an exercise price of $2.45 per share.  The warrant has a three-year term and is fully vested.  The shares of Series I Preferred Stock carry a dividend rate of 6.5% that was payable initially on January 1, 2010, and the right to vote on an as converted basis, on all matters submitted to the Company’s stockholders.  Based on what amounts to pro forma fully diluted outstanding shares of the Company, IGT is entitled to one seat on the Company’s Board of Directors, which to date they have not chosen to fill.  In addition, in connection with this investment agreement, IGT forgave a receivable due from the Company from a prior legal settlement for $614,027 (Note 6).  Also on October 1, 2008, we signed three agreements with IGT, which became part of the legal settlement with IGT called:  (1) the Retrofit License Agreement; (2) the LASA; and (3) the IPAA.  On October 14, 2008, the legal case with IGT was dismissed by the Court with prejudice.

With the additional $10 million of funding from IGT, we paid in full the CAMOFI note for $6,051,250, together with accrued interest and a payment penalty amounting to $1,567,272.  We were released from any and all liens and claims that CAMOFI may have had against us and a related registration rights agreement was terminated.  CAMOFI now has 2,675,000 warrants, with “piggy back” registration rights for its 300,000 shares of our common stock and underlying shares of common stock underlying its warrants, which registration rights are junior to the registration rights granted to IGT as part of the Series I Convertible Preferred Stock transaction.

In connection with the foregoing IGT transaction, we filed Amended and Restated Certificates of Designation with Nevada Secretary of State with respect to our Series B, Series E, Series F, Series G and Series H Convertible Preferred Stock on October 22, 2008.  We also filed Certificates of Withdrawal of Certificate of Designation with the Nevada Secretary of State with respect to our Series A, Series C, and Series D Convertible Preferred Stock on October 3, 2008, as no shares of such series were then issued or outstanding.

During 2009, we issued 272,156 shares of Common Stock Series A to two investors in return for cash of $662,500 used for working capital and for payment of Series F dividends in lieu of cash and reimbursement of legal fees (one of these investors who purchased 232,156 of these shares is the same investor who invested $1,000,000 in Series E Convertible Preferred Stock, $1,000,000 in Series F Convertible Preferred Stock, and $750,000 in Series G Convertible Preferred Stock).

In 2009, we closed the Gamblers Bonus Million Dollar game as a result of a lack of ticket sales.  Accordingly, we redeemed the $1,000,000 of Series F Convertible Preferred Stock from our investor.  We also closed our Million Dollar Ticket Game for the same reason and temporarily suspended our Nevada Numbers game to change the draw to hourly rather than daily.  We restarted the Nevada Numbers game on March 1, 2009 but again suspended it on March 31, 2009 due to a lack of funds to meet our Nevada Gaming bankroll requirements.  This suspension resulted from the change in ownership at Treasure Island Casino (in Las Vegas) and the new ownership’s decision to not continue bankrolling our game.  The game will remain suspended until we can find approximately $4 million for the bankroll.  When we restarted Nevada Numbers on March 1, 2009, we restored Series F Convertible Preferred Stock for $1,000,000 to be used as additional bankroll needed for Nevada Numbers.  Due to the March 31 shutdown, the Nevada Numbers bankroll funds associated with Series F Convertible Preferred Stock were no longer needed.  Therefore, in April 2009, we again redeemed the Series F Convertible Preferred Stock and the $1,000,000 was returned to the investor.  In addition, in April 2009, the investor received another 7,156 shares of Common Stock Series A.  These shares were awarded in lieu of cash dividends and as a reimbursement of legal fees for the restoration of Series F Convertible Preferred Stock for $1,000,000 to support the restarting of Nevada Numbers.

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

On January 28, 2008, because Treasure Island Casino (in Las Vegas) had begun maintaining the required base jackpot bankroll for Million Dollar Ticket, the holders of Series B Convertible Preferred Stock were notified pursuant to the terms and conditions of our Series B Convertible Preferred Stock of the ability to exchange their shares of Series B Convertible Preferred Stock for either (1) their original investment in the shares exchanged, i.e., $5 per share, or (2) shares of Common Stock Series A at the rate of five shares of Common Stock Series A for each share of Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock had until April 28, 2008 to make their decision.  At December 31, 2008 holders of 52,850 shares of Series B Convertible Preferred Stock had converted their shares on a one-to-five basis for 264,250 shares of Common Stock Series A.  We also redeemed 27,500 shares of Series B Convertible Preferred Stock at $5 per share for a total redemption of $137,500 during the year ended December 31, 2008.

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

Series G Convertible Preferred Stock.  The holder of Series G Convertible Preferred Stock is entitled to receive $5 per share as a liquidation preference pari passu with the liquidation preference of Series E Convertible Preferred Stock and after payment of all existing and future indebtedness and the liquidation preference of Series F, I, and B Convertible Preferred Stock.  Series G Convertible Preferred Stock has a liquidation preference over Series H Convertible Preferred Stock.  On May 9, 2008, we issued 150,000 shares of Series G Convertible Preferred Stock, which carries a cumulative 12% dividend rate payable on January 1, 2010 immediately after paying IGT their 6.5% dividend on Series I Preferred Stock.  Series G Convertible Preferred stock is convertible into Common Stock Series A at the lower of $3.50 or 30% off of the IPO price, where “IPO price” means the per share price to the public of any common shares offered by us that in the aggregate results in capital in excess of $10.0 million being raised and the shares of a class of our common stock being listed and traded on a national stock exchange.

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

Stock Warrants and Options.  We have both a qualified and a non-qualified stock option plan.  There are 1,810,642 qualified options presently outstanding under the qualified plan, with another 641,500 non-qualified options also outstanding.  The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Stock Option Committee, though limited to ten years.  Only employees and consultants are able to receive qualified options.  The stock subject to the 2009 Stock Option Plan is limited to 20% of the issued and outstanding shares of Common Stock Series A at the beginning of the most recent quarter.

 We have, from time to time, granted common stock, warrants to others in addition to options granted to employees as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 960,000 and 566,367 shares of Common Stock Series A were issued to officers and directors during the years ended December 31, 2008 and 2009, respectively.  Total compensation cost recognized in operations from grants of options and warrants amounted to $742,398 and $574,693 for the years ended December 31, 2008 and 2009, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at December 31, 2009 totaled $389,897 and are expected to be amortized over a weighted average period of 33 months.

The weighted average exercise price of our outstanding options and warrants at December 31, 2009, was $2.46.  The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the year ended December 31, 2009:

	Options/Warrants	Weighted Average Price
Balance, January 1, 2009	8,656,209	$2.46
Granted	1,122,440	2.50
Forfeited	(1,668,031)	(2.50)
Balance, December 31, 2009	8,110,618	2.46

As of December 31, 2009, 737,858 options and warrants are outstanding, but have not vested. The aggregate estimated intrinsic value of options and warrants at December 31, 2009, is $389,897.

	Non-vested Options	Weighted Average Price
Balance, January 1, 2009	1,393,210	$3.45
Granted	650,080	2.50
Vested/Forfeited	(1,320,932)	(3.22)
Balance, December 31, 2009	722,358	3.02
	Non-vested Warrants	Weighted Average Price
Balance, January 1, 2009	110,417	$2.52
Granted	15,500	2.50
Vested	(110,417)	(2.52)
Balance, December 31, 2009	15,500	2.50

The following table summarizes stock options and warrants outstanding at December 31, 2009, as to number exercisable and average remaining life in years:

	Exercise Price	Number Outstanding	Weighted Average Remaining Life in years	Number Exercisable	Weighted Average Remaining Life in years
Options	$2.00	310,000	3.3	310,000	3.3
	$2.50	1,290,642	4.0	718,284	4.0
	$3.00	46,500	.3	46,500	.3
	$5.00	805,000	2.6	655,000	2.7

Warrants	$1.00	110,000	2.5	110,000	2.5
	$1.48	2,675,000	1.3	2,675,000	1.3
	$1.50	30,000	3.3	30,000	3.3
	$2.00	185,000	.6	185,000	.6
	$2.10	23,809	.9	23,809	.9
	$2.45	1,500,000	1.8	1,500,000	1.8
	$2.50	30,667	4.4	15,167	4.3
	$3.00	854,000	1.1	854,000	1.1
	$4.00	100,000	.1	100,000	.1
	$5.00	150,000	1.3	150,000	1.3
		8,110,618	2.0	7,372,760	1.8

There are 737,858 options and warrants that have been issued but have not vested.  Of these options and warrants 371,869 will vest in 2010, 261,869 in 2011, and 104,120 in 2012.

8.  Concentrations, commitments, economic risks, uncertainties and contingencies:

We often carry cash and cash equivalents, and restricted jackpot reserves on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments and uncertainties discussed in the foregoing paragraph.  The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

There are no significant concentrations of credit risk among our receivables.  Our receivables are uncollaterized.  The maximum losses that we would incur if a customer or customers failed to pay would be limited to the amount due after any allowances provided.  In managing credit risk and establishing any allowance necessary for doubtful collection, we consider the customer’s credit history and our relationship, the relative strength of our legal position, the related cost of any proceedings, and general economic conditions.  Historically, we have depended on relatively few suppliers for components and programming for certain of our games.  However, we believe that other suppliers are sufficiently available so that any disruption of service would be brief and not have a material adverse effect on our business, financial condition, cash flows or results of operations.

The United States is currently experiencing a severe and widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations collections and other and cash flows, including our access to capital or credit financing, cannot be estimated at this time but may likely be significant.

We are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our expected working capital requirements for the remainder of 2010.  Accordingly, unless we obtain third-party debt or equity financing or otherwise raise capital, for example, through the possible sale of assets, in the near future, we will not be able to continue as a going concern.  We are presently negotiating term sheets with several possible investors.  We are also in negotiations with several casinos to deploy our technology (see next paragraph).  In addition, our plan is to ramp up our PlayerVision 3 sales using the new capital invested and be profitable by the end of the calendar year 2010 through PlayerVision revenue growth and by keeping our fixed costs low so we may begin to significantly expand our operations and experience positive net cash flows and profits.

To address the going concern uncertainty, we have also engaged an investment banking firm to assist us in raising capital and are presently in discussion with possible strategic partners in the gaming industry for an equity investment.  We are also creating a sales deployment pipeline which should provide momentum to our capital raising efforts. We have initiated some major cost cutting measurements and have sold our bingo and keno businesses.  (See Note 12)

Severance arrangements.  We have agreed to severance arrangements with all executive officers that provide for the payment of thirty-five months of base salary (except one year for our CEO) following termination of employment for other than cause, for an aggregate $1,553,333 of contingent financial commitment.  These employment agreements include covenants not to compete.

Gaming regulations and licensing.  We are licensed with the State of Nevada as an operator of inter-casino-linked systems, supplier and distributor of keno and bingo products, parts, and service, and as a keno route operator.  From time to time, we seek licensure in other gaming jurisdictions so that we may similarly participate in the gaming revenue produced by customers for our products in those jurisdictions.  Failure to retain our Nevada licenses or to obtain and retain the necessary licenses in other jurisdictions would likely have a material adverse effect on us.

We purchase insurance to fund the base progressive jackpots for Nevada Numbers, Super Bonanza Bingo (in some circumstances), and The Million Dollar Ticket.  Nevada Numbers and the Million Dollar Ticket were suspended on March 31, 2009 and replaced by Nevada Numbers Lite, a nine spot keno game which began with the progressive jackpots of Nevada Numbers and the Million Dollar Ticket of $218,000 in October, 2009.  We fund any uninsured portion plus increases to the progressive jackpot through operations.  We are ultimately liable for the entire jackpot.  The following tables illustrate our liability for progressive jackpots at December 31, and related assumptions:

Progressive jackpot liability:	2008	2009
Nevada Numbers	$932,467	$852,969
Nevada Numbers Lite	0	219,005
Million Dollar Ticket	151,263	50,000
Super Bonanza	471,630	490,972
	$1,555,360	$1,612,946

Noncompliance. Regulation 5.115 of the Nevada Gaming Commission, as amended on November 18, 1999, allows licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided that the licensee complies with certain financial monitoring and reporting requirements as follows: (1) current ratio of 2:1 and (2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and in the past have been successful in presenting an alternative plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  In our ten-year history, all of our jackpot liabilities have been paid by us or through insurance coverage, and we have no reason to believe that it will not continue to be the case in the future.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a company is not in compliance with the foregoing financial ratios but has not made any such demand to date.

The forgoing notwithstanding, in July 2008, we received two “Orders to Show Cause” from the Nevada Gaming Control Board (NGCB).  One order dealt with deficiencies in meeting the financial requirements of Regulation 5.115 as to (1) resources in restricted accounts; (2) current ratio or working capital; (3) interest coverage ratio or debt to EBITDA ratio; and (4) bankroll.  For this matter we paid a fine of $10,000 in full settlement and satisfaction of the allegations.  However, we can give no assurance that we will be in compliance with these financial requirements in the future.  The second order dealt with deficiencies in filing timely reports with the NGCB as to new hires and termination of personnel.  Our response set forth some remedial action taken by us, which was deemed adequate and no further disciplinary action was taken in such regard.

Lease commitments. We lease office and warehouse space under various non-cancellable operating leases expiring through 2014.  The lease agreements require us to pay fixed monthly base rent plus variable common area maintenance charges.  Future minimum lease payments under the leases are:

2010	$397,094
2011	287,954
2012	154,677
2013	59,656
2014	3,840
$903,221

Rent expense on all operating leases for 2008 and 2009 was $419,650 and $512,117 respectively.

Legal matters.  On September 12, 2007, IGT filed a lawsuit against us alleging copyright infringement, trademark infringement, trade dress infringement and false designation of origin relating to the operation of our PlayerVision system on IGT’s Game King® gaming machines.  IGT was seeking injunctive and monetary relief in the case, including treble damages and profits, claiming that IGT would be irreparably harmed by us if our PlayerVision system was deployed in the marketplace.  On June 12, 2008, IGT and LVGI jointly filed a “stay” of the lawsuit and began settlement negotiations.  On October 14, 2008, pursuant to the settlement effective September 30, 2008 (Note 7), the case was dismissed with prejudice.

On September 15, 2008, a lawsuit was filed against us, among other defendants regarding a non-disclosure agreement executed in 2002 pertaining to the plaintiffs’ gaming concepts.  In August, 2009, a Motion of Summary Judgment was granted and the case was dismissed.

On August 26, 2009, a lawsuit was filed by Adline Network Holdings, LLC, a Georgia Corporation, Adline Media LLC, a Georgia Limited liability company, Adline Network LLC, a Georgia limited liability company, and Sam Johnson, a former officer and employee, alleging breach of an Acquisition Agreement, breach of a Consulting Agreement, breach of a covenant of good faith and fair dealing, negligent misrepresentation, common law fraud (fraud in the inducement/fraudulent misrepresentation), 10b-5 securities violations and declaratory relief.  In response to our Motion to Dismiss on October 16, 2009, the plaintiffs filed a first amended complaint.  Since then, then plaintiffs have filed a second amended complaint with essentially the same allegations as the first amended complaint, but naming the Chairman of the Board, the Chief Executive Officer, and Chief Financial Officer individually in the lawsuit also.  We are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

On December 22, 2009, a lawsuit was filed by a former officer and employee of the Company alleging a severance benefit of $100,000 and unused vacation time of $29,135 are owed him and damages in excess of $10,000 to be specifically determined at trial.  We are vigorously defending this lawsuit and are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

9. Income taxes:

As of December 31, 2009, net operating loss carryovers for federal income tax reporting purposes were approximately $40 million and expire between 2013 and 2027. However, because we have not achieved a satisfactory level of operations, realization of any future income tax benefit of the net operating loss carryovers accumulated to date is not yet viewed by management at this time as more likely than not.  Therefore, the related deferred tax asset of $14 million has been effectively reduced by a 100% valuation allowance.  In addition, we could be limited in our ability to utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes described in Internal Revenue Code Section 382.  Tax years that are still subject to IRS examination are 2006 through 2008.

10. Financial instruments:

Our financial instruments consist of cash, accounts receivable and debt.  The estimated fair values of these financial instruments (based on level 2 inputs) are approximately equal to book value because of their short-term nature and/or interest rates approximating current market interest rates.

11. Segment information:

We conduct our operations in three primary business segments: “Casino Games,” Products” and “Other.” The “Casino Games” segment generates income from four games which are played in 11 casinos and 100 bars and convenience stores in Nevada and another 10 casinos outside Nevada.

Our Casino Games activities consist of keno style games (Nevada Numbers and The Million Dollar Ticket), and Super Bonanza, a bingo style game and Gamblers Bonus Million Dollar Ticket, a promotional sweepstakes game, which was launched on April 14, 2008 and discontinued on January 31, 2009.  The composition of our casino games revenue was approximately 69.6% bingo, 16.7% keno and 13.7% promotional sweepstakes during the year ended December 31, 2008 and approximately 91.4% bingo, 7.6% keno and 1% promotional sweepstakes for 2009.

The “Products” segment generates revenue essentially through the sale of keno and bingo supplies and keno equipment.  Supplies include paper products, inside/outside tickets, promotional items and ink for bingo daubers.  Supplies accounted for 73% and 89% of our products sales during 2008 and 2009, respectively.  Keno system sales accounted for 27% and 18% of products sales for 2008 and 2009, respectively.

The “Other” segment includes revenue from equipment maintenance contracts which accounted for 64% and 51% of other revenue during the 2008 and 2009, respectively; operation of a keno route (16% and 29% for the 2008 and 2009, respectively), and keno route participation agreements (20% and 18% for 2008 and 2009, respectively).

Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	2008	2009
Revenue
Casino Games	$2,525,884	$1,747,571
Product Sales	1,255,428	1,008,202
Other	997,680	1,063,481
	$4,778,992	$3,819,254

Operating income (loss)
Casino Games	$(428,089)	$288,335
Product Sales	(51,777)	397,591
Other	(234,140)	188,110
Unallocated	(9,499,296)	(5,610,464)
	$(10,213,302)	$(4,736,428)

Identifiable assets
Casino Games	$2,668,200	$1,422,438
Product Sales	381,176	265,833
Other	386,004	201,321
Unallocated	3,038,947	1,647,145
	$6,474,327	$3,536,737

Identifiable assets of $6,474,327 and $3,536,737 at December 31, 2008 and 2009, respectively, included recorded goodwill of $2,371,178 and $1,413,901 at December 31, 2008 and 2009, respectively, that relates to the Unallocated Sales segment.

Capital expenditures	2008	2009
Casino Games	$197,790	$15,053
Product Sales	-	-
Other	109,034	43,823
Unallocated	134,504	35,474
	$441,328	$94,350

12. Related party transactions:

Our Board Chairman and CFO, were each granted 30,000 stock options respectively for personal guarantees of stockholder advances and personal loans made to the Company during 2009.  They were also granted 30,000 and 35,000 stock options, respectively, for personal guarantees of stockholder advances, and the CFO was granted 5,000 shares for advances personally made to the Company during 2008.

13.  Sale of assets

We completed the sale of our bingo business, keno intellectual property, and our route promo business assets with United Coin to Gaming Arts, LLC (GA) on August 19, 2009, for $1,050,000.  GA also executed a Nevada Numbers License Agreement for $50,000 for an exclusive license to operate, grant sublicenses and enforce the Nevada Numbers intellectual property in any non-slot application.  In addition, GA received a non-exclusive license to operate, grant one sublicense, and enforce the Nevada Numbers intellectual property in any slot machine application for 50% of the net profits after GA or its sub-licensee receives the first $100,000 in net profits.  However, since GA has not received the necessary regulatory approval to be a gaming operator, the Company continues to maintain control of these assets and manage them on a day-to-day basis for an indefinite period pending such approvals.  The gain on the sale of these assets has been deferred pending such approvals.  As a result of significant uncertainty as to the achievement and timing of such regulatory approvals, we are unable to conclude that the disposition of these business assets and activities within one year is probable.  Therefore, pursuant to accounting principles generally accepted in the United States, we have not classified the related assets as held for sale nor the operations of these businesses as discontinued.

We also executed an agreement for the sale of our keno business to Session Gaming, Inc. for $100,000 on November 4, 2009.  This transaction likewise will not close until Session Gaming, LLC, has been approved for licensing by the appropriate gaming authorities in various jurisdictions.

14.  Subsequent events:

On January 29, 2010, the Company defaulted on its $1.5 million note payable due to IGT, its largest stockholder, which is carried among current liabilities.  The default totaled $1,587,945 including accrued interest since June 1, 2009.  Thus far, IGT has cooperated with the Company and not foreclosed on the note due to potential funding sources the Company is in discussions with to pay off the defaulted amount owed IGT and to inject new working capital into the Company.  Due to the default, the interest rate increased to 18% on January 30, 2010.

The Company is also in default on dividends payable to IGT of $886,760 which is included in accounts payable and accrued expenses on its Series I Preferred Stock and is in default with Triangle Holdings VI LLC (Triangle), a shareholder who has invested in Series E Preferred Stock and Common Stock, on its Series G Convertible Preferred Stock of $107,847 at December 31, 2009.  The Company executed a Stock Repurchase Agreement with Triangle Holdings VI LLC on March 23, 2010, for its $750,000 of Series G Preferred Stock and its $107,847 of accrued dividends.  Triangle Holdings VI LLC also loaned the Company $150,000 for current working capital purposes and the Company committted to a $100,000 loan fee for the loan.  To securitize the stock redemption, the accrued dividends, the loan and the loan fee, the Company signed a Secured Second Position Promissory Note for $1,107,847 with Triangle, which will be due if IGT is paid off their defaulted note, interest, and dividends.

The above represents all subsequent events necessary for disclosure through the date of our filing our annual form 10-K which is May 12, 2010.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2009.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective given the material weakness in the internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management and the Company’s independent registered accounting firm have identified a group of control deficiencies with regard to key business processes, which we believe, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2009.

Among the most significant of these deficiencies were inadequate segregation of duties, including the need for a corporate controller and additional accounting personnel.  Many of these deficiencies had the effect of causing undetected material misstatements in financial reporting to occur that required correction with significant audit adjustments.  In addition, such deficiencies had the potential for causing further misstatements to occur and not be detected by the Company’s internal control.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the assessment performed on the effectiveness of our internal controls, management believes that, as of December 31, 2009, our internal controls were not effective based on the above criteria.

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

Changes in Internal Control over Financial Reporting

Management believes that the hiring of a controller and additional accounting personnel will properly address segregation of duties issues and significant deficiencies in its internal accounting control system.  We will hire these key accounting personnel with the next round of capital that is raised by us.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Code of Ethics

Our Board of Directors has adopted a code of conduct and ethics applicable to each of our directors, officers and employees.  The full text of the code of conduct and ethics and the code of ethics are available at our website at www.lvgi.com.

Audit Committee

The Company has an Audit Committee consisting of two members, Harlen Braaten and Rich Irvine.  The Board determined that Harlan Braaten and Rich Irvine are “independent directors” as that term is defined in NASDAQ National Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934 and that Mr. Braaten is an “audit committee financial expert” as that term is defined in Item 407 of Regulation S-B promulgated by the SEC.  Mr. Braaten is the chair of the Audit Committee.  The Board has also adopted an audit committee charter.

The remaining information required by this Item will be filed with the SEC either through an amendment to this Report (the “Amendment”) or through the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC (the “2010 Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item will be filed through either the Amendment or the 2010 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be filed through either the Amendment or the 2010 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be filed through either the Amendment or the 2010 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES.

The information required by this Item will be filed through either the Amendment or the 2010 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Documents Filed as Part of this Report:

(1)  Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at December 31, 2008 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2009.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2009.

Consolidated Statements of Cash Flow for the Years Ended December 31, 2008 and 2009.

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Not required.

(3)  Exhibits

See response to (b) below

(b)           Exhibits

Included as Exhibits are the items listed in the Exhibit Index.

(c)           Financial Statement Schedules:

Not required

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc. (Registrant)

By:	/s/ Jon D. Berkley
Jon D. Berkley President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon D. Berkley	Director, President and Chief Executive	May 12, 2010
Jon D. Berkley	Officer (Principal Executive Officer)

/s/ Bruce A. Shepard	Chief Financial Officer and	May 12, 2010
Bruce A. Shepard	Treasurer (Principal Financial and Accounting Officer)

/s/ Russell R. Roth	Director	May 12, 2010
Russell R. Roth

/s/ Harlan D. Braaten	Director	May 12, 2010
Harlan D. Braaten

/s/ Richard H. Irvine	Director	May 12, 2010
Richard H. Irvine

EXHIBIT INDEX

Exhibit	Document Description
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

3.15	Restated Bylaws of registrant, incorporated by reference to registrant’s Registration Statement on Form 8-A12G, as filed with the SEC on January 26, 2009.
3.16	First Amendment to Restated Bylaws, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on April 24, 2009.
10.1	Stock Option Plan (2000), incorporated by reference to Appendix A of registrant’s definitive proxy statement dated October 29, 2007, as filed with the SEC on October 29, 2007.(1)
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

Exhibit	Document Description
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

10.19
Subcontractor Purchase Agreement dated May 20, 2006 between registrant and Spectral Response, Inc, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on July 28, 2006.

10.20	Form Offer of Employment, incorporated by reference to registrant’s Annual Report, as amended, on Form 10-KSB/A, as filed with the SEC on July 19, 2006.
10.21	Executive Employment Agreement of Jon D. Berkley dated May 15, 2007, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on August 14, 2007.(1)
10.22	Form of Non-Qualified Stock Option Agreement, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on November 19, 2007.
10.23	Form of Warrant Agreement, incorporated by reference to registrant’s Quarterly Report on Form 10-QSB, as filed with the SEC on November 19, 2007.
10.24
Asset Acquisition Agreement between registrant, Las Vegas Gaming Acquisition Corp., Adline Network Holdings, Inc., Adline Media, LLC, Adline Network, LLC, Freeview Network, LLC, Sam Johnson and Larry L. Enterline dated September 29, 2008 , incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 3, 2008.

10.25	Investment Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 7, 2008.
10.26	Form of Warrant to purchase Common Stock and Common Stock Series A issuable to IGT, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 7, 2008.

Exhibit	Document Description
10.27
Satisfaction and Termination Agreement between registrant, Imagineering Gaming, Inc., Las Vegas Keno, Inc. and CAMOFI Master LDC dated October 24, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

10.28
First Amendment to Warrants between registrant and CAMOFI Master LDC dated October 24, 2008, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on October 28, 2008.

10.29
License Application and Support Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.(2)

10.30
Intellectual Property Access Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.

10.31	Retrofit License Agreement between registrant and IGT dated September 30, 2008, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.(2)
10.32	Binding Term Sheet between registrant and IGT dated February 13, 2009, incorporated by reference to registrant’s Annual Report on Form 10-K, as filed with the SEC on April 8, 2009.(3)
10.33	(*) Security Agreement dated May 22, 2009 between registrant and IGT.
10.34	(*) Patent Security Agreement dated May 22, 2009 between registrant and IGT.
10.35	(*) Trademark Security Agreement dated May 22, 2009 between registrant and IGT.
10.36
Technology Royalty Agreement dated August 6, 2009 between registrant and Perfect Storm Software, LLC, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 19, 2009.

10.37
Asset Purchase Agreement dated August 19, 2009 between registrant and Gaming Arts, LLC, incorporated by reference to registrant’s Current Report on Form 8-K/A, as filed with the SEC on August 27, 2009.

10.38	(*) Amended Security Agreement dated September 2, 2009 between registrant and Gaming Arts, LLC.
10.39
Asset Purchase Agreement dated November 4, 2009 between registrant and Session Gaming, LLC, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the SEC on November 20, 2009.

10.40	Secured Promissory Note dated June 1, 2009 in favor of IGT, incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 23, 2009.
10.41
First Addendum to Intellectual Property Access Agreement between registrant and IGT dated September 4, 2009 (to be effective June 1, 2009), incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 23, 2009.

10.42
First Addendum to License and Application Support Agreement between registrant and IGT dated September 4, 2009 (to be effective June 1, 2009), incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 23, 2009.(4)

10.43	(*) Security Agreement dated November 5, 2009 between registrant and Gaming Arts, LLC.
10.44	(*) Security Agreement dated December 18, 2009 between registrant and Gaming Arts, LLC.
10.45	(*) Security Agreement dated December 30, 2009 between registrant and Gaming Arts, LLC.
10.46	(*) Security Agreement dated March 11, 2010 between registrant and Gaming Arts, LLC.

Exhibit	Document Description
10.47	(*) Stock Repurchase Agreement entered into as of January 1, 2010 between registrant and Triangle Holdings VI LLC.
21.1	(*) List of Subsidiaries of Registrant.
31.1	(*) Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(*) Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(*) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.
(1)	Management contracts or compensatory plans or arrangements that were previously filed as exhibits pursuant to Item 601(b)(10)(iii) of Regulation S-K.
(2)
Confidential treatment has been granted by the SEC for portions of this exhibit.  These portions have been omitted from the exhibit as filed with the registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 19, 2008.

(3)
Confidential treatment has been granted for portions of this exhibit.  These portions have been omitted from the exhibit as filed with the registrant’s Annual Report on Form 10-K, as filed with the SEC on April 8, 2009.

(4)
Confidential treatment has been requested by the SEC for portions of this exhibit.  These portions have been omitted from the exhibit as filed with the registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on November 23, 2009.