Form 10-Q
period 2010-03-31
LAS VEGAS GAMING INC
filed 2010-06-23
CIK 1103993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	000-30375

Las Vegas Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0392994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:	15,009,149 shares of Common Stock Series A, $.001 par value, as of March 31, 2010

LAS VEGAS GAMING, INC.

  FORM 10-Q

______________

PlayerVision, RoutePromo, NumberVision, WagerVision, AdVision, Nevada Numbers, The Million Dollar Ticket, and Nevada Keno are our trademarks.  This report may contain trademarks and trade names of other parties, corporations, and organizations.

PART I – FINANCIAL INFORMATION
  Item 1.  Financial Statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2009	2010
Current assets		(Unaudited)
Cash	$5,293	$4,610
Accounts receivable, net	336,352	159,098
Inventories	223,287	192,167
Prepaid expenses, deposits and other	34,311	113,791
Jackpot reserve deposits	218,628	219,519
	817,871	689,185
Equipment, net	505,486	479,114
Goodwill	1,413,901	1,413,901
Patents and other intangibles, net	757,267	735,393
Other	42,212	40,030
	$3,536,737	$3,357,623

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Due to stockholders and officers	$1,555,000	$2,672,847
Due to buyer of bingo business	494,342	458,892
Accounts payable	1,017,375	937,815
Accrued salaries	391,122	558,855
Accrued dividends	994,607	1,397,171
Operating lease reserve	-	325,234
Progressive jackpot liability	1,612,946	228,496
Other	265,276	445,021
	6,330,668	7,024,331

Long-term debt, net of current portion	16,266	29,868

Conditionally redeemable Series B Convertible Preferred Stock, 50,000 shares issued and outstanding	250,000	250,000
	6,596,934	7,304,199
Stockholders' equity (deficiency)
Preferred Stock, $.001 par, 10,000,000 shares authorized:
Series E: 810,800 shares issued and outstanding	811	811
Series G: 150,000 shares issued and outstanding	150	-
Series H: 98,500 shares issued and outstanding	99	99
Series I: 4,693,878 shares issued and outstanding	4,694	4,694
Common Stock, $.001 par value, 90,000,000 shares authorized:
Common Stock, $.001 par value, 90,000,000 shares authorized, 14,974,149 and 15,009,149 shares of series A issued and outstanding	14,974	15,009
Additional paid-in capital	44,245,949	43,592,194
Deficit	(47,326,874)	(47,559,383)
	(3,060,197)	(3,946,576)
	$3,536,737	$3,357,623

See notes to unaudited consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2010 (UNAUDITED)

	2009	2010

Revenues
Casino games	$75,664	$11,568
Product sales	97,291	108,818
Other	266,271	186,454
	439,226	306,840

Costs and expenses
Casino games	124,280	6,591
Product costs	56,523	45,903
Other	262,416	105,694
	443,219	158,188

Gross operating income (loss)	(3,993)	148,652

Other operating expenses Provision for lease abandonment	-	325,234
Other selling, general, and administrative	1,464,749	705,631
Research and development	20,458	23,156
Depreciation and amortization	135,608	73,494
	1,620,815	1,127,515

Operating loss	(1,624,808)	(978,863)

Other income and expense
Interest expense	(11,541)	(106,087)
Other	(2,614)	1,751

Loss from continuing operations	(1,638,963)	(1,083,199)

Income from discontinued operations:
(including gain on sale of bingo assets of $68,991 in 2010)	178,648	11,768

Net loss	(1,460,315)	(1,071,431)
Preferred stock dividends	(223,932)	(510,411)
Net loss attributed to common stockholders	$(1,684,247)	$(1,581,842)

Net loss per common share	$(0.11)	$(0.11)

Weighted average shares outstanding	15,023,440	15,000,399

See notes to unaudited consolidated financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
THREE MONTHS ENDED MARCH 31, 2009 AND 2010 (UNAUDITED)

	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2009	$811	$200	$150	$99	$4,694	$14,850	$44,160,702	$(188,245)	$(41,584,110)
Net loss									(1,460,315)

Series F, G, and I preferred stock dividends payable									(223,932)

Issuance of warrants for services							139,747

Other stock based compensation						20	(20)

Redemption of Series F Preferred Stock		(200)					(999,800)

Reissuance of Series Preferred Stock		200					998,000

Collection of amounts receivable from employees and stockholders								3000

Sale of Common Stock						225	562,275

Balances, March 31, 2009	$811	$200	$150	$99	$4,694	$15,095	$44,862,704	$(185,245)	$(43,268,357)

See notes to unaudited consolidated financial statements

	Series E Convertible Preferred Stock	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Series H Convertible Preferred Stock	Series I Convertible Preferred Stock	Common Stock (Including Series A)	Additional Paid-In Capital	Less Due From Officers and Stockholders	Deficit
Balances, January 1, 2010, as previously reported	$811	$-	$150	$99	$4,694	$14,974	$44,245,949	$-	$(47,326,874)
Adoption of new accounting principle									1,349,332
Balances, January 1, 2010, as restated									(45,977,542)

Net loss									(1,071,430)

Dividends Payable Preferred Stock I									(510,411)

Issuance of stock options and warrants for services							8,630

Issuance of Common Stock						35	87,465

Cancellation of Series G Preferred Stock			(150)				(749,850)

Balances, March 31, 2010	$811	$-	$-	$99	$4,694	$15,009	$43,592,194	$-	$(47,559,383)

See notes to unaudited consolidated financial statements

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2009 AND 2010 (UNAUDITED)

	2009	2010
Operating activities

Loss from continuing operations	$(1,638,963)	$(1,083,199)
Deferred gain recognized on sale of bingo business	-	(68,991)
Marketable security received for licensing fee	5,068	-
Depreciation and amortization of equipment	70,473	51,619
Bad debt expense	29,154	7,617
Capitalization of PlayerVision costs	(320,607)	-
Amortization of debt issuance cost and intangibles	65,470	21,875
Stock-based compensation to employees and consultants	139,747	96,129
Other	879	2,182
Changes in operating assets and liabilities:
Accounts receivable	183,453	(31,838)
Inventories	(2,708)	(51,081)
Prepaid expenses, deposits and other	(94,408)	61
Accounts payable	(427,813)	(57,175)
Accrued salaries	(22,458)	167,733
Reserve for operating lease	-	325,234
Progressive jackpot liability	24,250	9,738
Other	(58,447)	190,208
Net cash used in continuing operating activities	(2,046,910)	(419,888)
Income from discontinued operations	178,648	11,768
Net cash used in operating activities	(1,868,262)	(408,120)

Investing Activities
Purchase of property, equipment, and software	(33,684)	-
Decrease in jackpot reserve deposits	147,030	-
Increase in jackpot reserve deposits	(9,557)	(891)
Net cash provided by (used in) investing activities	103,789	(891)

Financing activities
Dividend payments on Series F preferred stock	(32,877)	-
Redemption of Series F preferred stock	(1,000,000)	-
Re-issuance of Series F preferred stock	1,000,000	-
Repayment of debt	(2,637)	(2,359)
Advances from officers and shareholders	1,500,000	-
Repayment of advances from shareholders	(600,000)	-
Increase in notes payable		212,000
Advances from buyer of bingo business assets		198,687
Collection of stock subscription receivables	3,000	-
Sale of common stock	562,500	-
Net cash provided by financing activities	1,429,986	408,328

Net (decrease) in cash and cash equivalents	(334,487)	(683)
Cash, beginning of period	497,529	5,293
Cash, end of period	$163,041	$4,610

Non-cash investing and financing activities

Dividends declared on Series I preferred stock	223,932	510,411
Equipment acquired directly with debt proceeds		25,247
Series G preferred stock converted to debt		957,847
Bingo business assets applied to reduce debt		304,136
Reduction of progressive liability for change in method		1,349,332
Non cash advances from Buyer of bingo business assets		69,998

See notes to unaudited consolidated financial statements.

LAS VEGAS GAMING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:

Although we have recently focused our resources and energies on the development of our proprietary multimedia delivery system, known as PlayerVision, historically our principal business has been the development and operation of linked-progressive, mega jackpot games, including Nevada Numbers, Super Bonanza Bingo, and Million Dollar Ticket.  On March 31, 2009, because of the expiration of our contract with Treasure Island whereby Treasure Island had agreed to maintain the $3.9 million base jackpot bankroll, we shut down Nevada Numbers and Million Dollar Ticket.  We may restart the games as soon as funding for the $3.9 million base jackpot is obtained.

To partially fund our new strategic focus, we also consummated an agreement to sell our business of distributing bingo equipment and supplies, licensing bingo games, and certain other activities and rights (Note 5 and 11) effective March 1, 2010.   Accordingly, the financial results of our bingo business have been retroactively reclassified as discontinued operations. In addition, on November 4, 2009, we entered into an agreement to sell our business of distributing keno equipment and supplies and operating keno games to Session Gaming, Inc. for $100,000 and, through March 31, 2010, have received $52,000 of working capital advances in connection with this transaction.  Consummation of this transaction is contingent upon the buyer obtaining gaming licenses in various jurisdictions.

2.  Basis of Presentation and Accounting:

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to our annual financial statements and the related notes included within our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC, from which the balance sheet information as of that date is derived.

The consolidated financial statements include the accounts of Las Vegas Gaming, Inc. and its wholly-owned subsidiaries and an inactive and immaterial 85%-owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, our reoccurring losses from operations, insufficient capital, and lack of liquidity raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 7.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited interim consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  Events subsequent to March 31, 2010, were evaluated by management to determine if adjustments to or disclosure in these interim consolidated financial statements were necessary. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of results to be expected for the year.

3.  Jackpot Reserve Deposits:

         At December 31, 2009 and March 31, 2010, as required by gaming regulators, we had cash deposits of $218,628 and $219,519, respectively, restricted for funding various jackpot-oriented games.

4.   Goodwill and Other Intangible Assets:

            Goodwill originated from the September 29, 2008, acquisition of various technologies and intellectual property from AdLine Network Holdings, Inc. and relate primarily to our PlayerVision systems.  The unamortized cost of other intangibles consists primarily of engineering costs ($724,160) also related to our PlayerVision systems.  Such engineering costs are expected to be amortized using the straight-line method over an estimated economic life of five years commencing following the receipt of laboratory approvals expected during the third quarter of 2010.

5.  Short-term Obligations:

Due to Stockholders and Officers.  On February 13, 2009, we signed a binding term sheet with IGT, the holder of our Series I convertible preferred stock, whereby IGT advanced $1.5 million (the “Advance”) to us. The terms of the Advance included interest calculated at 10% per annum beginning June 1, 2009, with principal and interest ($1,587,945) due on January 29, 2010, and with all of our present and future assets serving as collateral (Note 6).

Although we were unable to satisfy this obligation when due, IGT has cooperated with us, thus far, and not foreclosed while we explore refinancing and capital raising alternatives.   Due to the default, the interest rate increased to 18%.  Accrued dividends payable to IGT on its Series I Preferred Stock totaled $886,760 and $1,397,171 at December 31, 2009 and March 31, 2010, respectively.

On March 23, 2010, in transactions with Triangle Holdings VI LLC, we borrowed $150,000, repurchased $750,000 of Series G Preferred Stock, and paid $107,847 of accrued dividends then due by executing a Secured Second Position Promissory Note for $1,107,847.  The stipulated loan fee associated with this borrowing was $100,000, and the note bears interest at 10% per annum.  Principal and interest are due once the note, interest, and dividends due IGT have been paid.  The estimated effective interest rate associated with this transaction is approximately 19%, which management believes approximates current market rates.

During 2009, we received additional advances totaling $300,000 from three other stockholders (two were also officers) with $55,000 remaining due one shareholder / officer at December 31, 2009 and March 31, 2010.

Due to buyer of bingo business.  During 2009, Gaming Arts, LLC, the buyer of our bingo business, (Note 11) advanced to us $494,342 for working capital purposes and $458,892 remains outstanding at March 31, 2010

Progressive jackpot liability.  On March 18, 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification 924-405, Casino Jackpot Liabilities, which states that jackpots on which we can avoid payment do not meet the definition of a liability until the jackpot is won.  This is effective for years beginning on or after December 15, 2010; however, we chose, as permitted, to early adopt during the quarter ended March 31, 2010.  The effect of the early adoption was to decrease progressive jackpot liability for base jackpot amounts and deficit at January 1, 2010, by $1,349,000.  The early adoption had no effect on operations and cash flows for the periods presented.

6.  Stockholders' Equity:

From time to time, we issue shares of common stock and preferred stock through transactions that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), either pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  For the three months ended March 31, 2010, we issued 35,000 shares of Common Stock Series A as compensation ($87,500) for consulting services.  During the three months ended March 31, 2009, we sold 225,000 shares of Common Stock Series A for $2.50 per share to the same investor who previously invested $1,000,000 in Series E Convertible Preferred Stock, $1,000,000 in Series F Convertible Preferred Stock, and $750,000 in Series G Convertible Preferred Stock.

In the first quarter of 2009, we closed the Gamblers Bonus Million Dollar game due to a lack of ticket sales and redeemed the $1,000,000 of Series F Preferred Stock from our investor. We closed our Million Dollar Ticket Game as well for the same reason.  We also temporarily suspended our Nevada Numbers game to change the draw to hourly rather than daily.  We restarted the Nevada Numbers game on March 1, 2009, but again suspended it on March 31, 2009 due to a lack of funds to meet our Nevada Gaming bankroll requirements.  When we restarted Nevada Numbers on March 1, 2009, we restored Series F Convertible Preferred Stock for $1,000,000 to be used as additional bankroll needed for Nevada Numbers. Due to the March 31 suspension, the Nevada Numbers bankroll funds associated with Series F Convertible Preferred Stock were no longer needed.  Therefore, in April 2009 we again redeemed the Series F Convertible Preferred Stock and the $1,000,000 was returned to the investor.  In addition, in April 2009, he received another 7,156 shares of Common Stock Series A.  These shares were awarded in lieu of cash dividends and as a reimbursement of legal fees associated with the restoration of Series F Convertible Preferred Stock for $1,000,000.

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

Series I Preferred Stock.  On October 1, 2008, IGT signed an investment agreement as of September 30, 2008, with us for 4,693,878 shares of our Series I Preferred Stock at $2.45 per share, or a total investment of $11.5 million.  The Series I Preferred Stock is convertible into shares of Common Stock Series A on a one-for-one basis. The transaction closed on October 24, 2008.  IGT had previously advanced $1.5 million of this total investment pursuant to an agreement dated July 17, 2008, as amended, so the net proceeds received by uson October 24, 2008 was $10 million.  IGT also received a warrant to purchase 1.5 million shares of Common Stock Series A at an exercise price of $2.45 per share.  The warrant has a three-year term and is fully vested.  The shares of Series I Preferred Stock carry a dividend rate of 6.5% payable initially on January 1, 2010 and vote on an as converted basis, on all matters submitted to our stockholders.  Based on our fully diluted outstanding shares, IGT is entitled to two seats on our Board of Directors, which to date they have not chosen to fill.  In addition, IGT forgave a receivable from us from a prior legal settlement for $614,027.  Also on October 1, 2008, we signed three agreements with IGT which became part of the legal settlement: (1) the Retrofit License Agreement, (2) the License and Application Support Agreement and (3) the Intellectual Property Access Agreement.  On October 14, 2008, the legal case with IGT was dismissed by the Court with prejudice.

With the additional $10 million of funding from IGT, we paid in full the CAMOFI note for $6,051,250, together with accrued interest and a payment penalty amounting to $1,567,272.  We were released from any and all liens and claims that CAMOFI may have against us and the Registration Rights Agreement was terminated.  However, CAMOFI has 2,675,000 warrants, with “piggy back” registration rights for its 300,000 shares of our common stock, which registration rights are junior to the registration rights granted to IGT as part of the Series I Preferred Stock transaction.

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

Stock Warrants and Options. Our 2009 Stock Option Plan (the “2009 Plan”), adopted by our Board of Directors and approved by our stockholders, allows for the issuance of both qualified and non-qualified options. The Stock Option Committee of our Board of Directors administers the 2009 Plan. The 2009 Plan succeeds the 2000 Stock Option Plan (the “2000 Plan”) that expired last year except as to options still outstanding under the 2000 Plan. As of March 31, 2010 there were 566,810 qualified and 54,000 non-qualified options outstanding under the 2009 Plan.  As of March 31, 2010, there were 711,000 qualified and 525,000 non-qualified options outstanding under the 2000 Plan.  The exercise price of options issued pursuant to either plan cannot be less than the fair market value at the time of the grant and vesting is at the discretion of the Stock Option Committee, though limited to ten years. Only employees and consultants are qualified to receive qualified options.  The stock subject to the 2000 Plan is limited to 2,500,000 shares of Common Stock Series A. The stock subject to the 2009 Plan is limited to 20% of the sum of the currently outstanding shares of Common Stock Series A and the outstanding shares of our preferred stock convertible into Common Stock Series A as of beginning of the period under consideration.

 We have, from time to time, granted common stock, warrants and options to employees and others as employment incentives, in return for successful capital-raising efforts or as an inducement to invest in our common or preferred securities, in return for other services, and in conjunction with the initial capitalization of our company and business acquisitions.  Warrants and options to purchase 234,028 shares of Common Stock Series A were issued to officers, employees and directors during the three months ended March 31, 2009. Total compensation cost recognized in operations from grants of options and warrants amounted to $139,747 and $8,629 for the three months ended March 31, 2009 and March 31, 2010, respectively.  Unrecognized costs related to employee stock options and warrants outstanding at March 31, 2010 totaled $381,268 and are expected to be amortized over a weighted average period of three years.

The weighted average exercise price of our outstanding options and warrants at March, 31 2010, was $2.39. The following table summarizes our stock option and warrant activity followed by the applicable weighted average prices during the quarter ended March 31, 2010:

	Options/Warrants	Weighted Average Price
Balance, January 1, 2010	8,110,618	$2.46
Granted	-	-
Forfeited	(805,332)	(3.12)
Balance, March 31, 2010	7,305,286	2.39

As of March 31, 2010, 726,661 options and warrants are outstanding, but have not vested. The aggregate estimated intrinsic value of options and warrants at March 31, 2010, is $381,268.

	Non-vested Options	Weighted Average Price
Balance, January 1, 2010	722,358	$3.02
Granted	-	-
Forfeited/Vested	(11,197)	(2.56)
Balance, March 31, 2010	711,161	3.03

	Non-vested Warrants	Weighted Average Price
Balance, January 1, 2010	15,500	$2.50
Granted	-	-
Forfeited/Vested	-	-
Balance, March 31, 2010	15,500	2.50

The following table summarizes stock options and warrants outstanding at March 31, 2010, as to number exercisable and average remaining life in years:

			Weighted Average		Weighted Average
	Exercise	Number	Remaining	Number	Remaining
	Price	Outstanding	Life in years	Exercisable	Life in years
Options
	$2.00	10,000	3.04	10,000	3.04
	$2.50	1,171,810	3.76	610,649	3.78
	$3.00	25,000	0.26	25,000	0.26

	$5.00	650,000	2.28	500,000	2.29
Warrants	$1.00	90,000	2.81	90,000	2.81
	$1.48	2,675,000	1.07	2,675,000	1.07
	$1.50	30,000	3.10	30,000	3.10
	$2.00	155,000	0.49	155,000	0.49
	$2.10	23,809	0.62	23,809	0.62
	$2.45	1,500,000	1.56	1,500,000	1.56
	$2.50	30,667	4.14	15,167	4.04
	$3.00	854,000	0.81	854,000	0.81

	$5.00	90,000	1.77	90,000	1.77
		7,305,286	1.72	6,578,625	1.52

There are 726,661 options and warrants that have been issued but not vested.  Of these options and warrants 380,672 will vest during the remainder of 2010, 241,869 in 2011, and 104,120 in 2012.

7.  Contingencies:

Economic conditions and related risks and uncertainties.  The United States is currently experiencing a severe and widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time but may likely be significant.  In addition, we often carry cash and equivalents, and restricted jackpot reserves on deposit with financial institutions substantially in excess of federally-insured limits.  The extent of a loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation.

Management’s plans.  We are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our expected working capital requirements for the remainder of 2010.  Accordingly, unless we obtain third-party debt or equity financing or otherwise raise capital, for example, through the possible sale of assets, in the near future, we will not be able to continue as a going concern.  We are presently in discussions with possible investors.  We are also in negotiations with several casinos to deploy our technology.  Our plan is to ramp up our PlayerVision 3 sales efforts using to-be-raised capital and to become profitable six to nine months following an adequate capital infusion through revenue growth associated with our PlayerVision systems and by keeping our fixed costs low.

As part of these efforts, we have also engaged an investment banking firm to assist us in raising capital and are having discussions with possible strategic partners.  We are also creating a sales deployment pipeline which should provide momentum to our capital raising efforts. We have initiated major cost cutting measurements and have sold our bingo business (Note 11) and agreed to sell our keno business.

Legal matters.  On September 15, 2008, a lawsuit was filed against us, among other defendants regarding a non-disclosure agreement executed in 2002 pertaining to the plaintiffs’ gaming concepts.  In August, 2009, a Motion of Summary Judgment was granted and the case was dismissed.  An appeal has been filed by the plaintiffs.

On August 26, 2009, a lawsuit was filed by Adline Network Holdings, LLC, a Georgia Corporation, Adline Media LLC, a Georgia Limited liability company, Adline Network LLC, a Georgia limited liability company (collectively, Adline), and Sam Johnson, a former officer and employee, alleging breach of an Acquisition Agreement, breach of a Consulting Agreement, breach of a covenant of good faith and fair dealing, negligent misrepresentation, common law fraud (fraud in the inducement/fraudulent misrepresentation), 10b-5 securities violations and declaratory relief.  In response to our Motion to Dismiss on October 16, 2009, the plaintiffs filed a first amended complaint.  Since then, then plaintiffs have filed a second amended complaint with essentially the same allegations as the first amended complaint, but naming the Chairman of the Board, the Chief Executive Officer, and Chief Financial Officer individually in the lawsuit also.  We are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

During February 2010, we closed our Reno office and warehouse facilities and ceased paying rent.  The lease term extends through April 2013.  The landlord has filed suit to recover the costs of certain improvements and lost rentals.  Currently, the case is in the early stages of discovery.  However, based on the terms of the lease and management’s estimate of current market rents and the time that might be required for the landlord to lease the space, during the quarter ended March 31, 2010, we recorded a provision for loss on the lease abandonment of approximately $325,000.  The undiscounted rents for the remaining lease term total $467,000.

On December 22, 2009, a lawsuit was filed by a former officer and employee alleging a severance benefit of $100,000 and unused vacation time of $29,135 are owed him and damages in excess of $10,000 to be specifically determined at trial.  We are vigorously defending this lawsuit and are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

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

Adopted amendments to Regulation 5.115 of the Nevada Gaming Commission, as amended on November 18, 1999, allow licensees to use the “reserve method” to fund periodic payments of any game, including a race book or sports pool, tournament, contest, or promotional activity provided that the licensee complies with certain financial monitoring and reporting requirements as follows:  (1) current ratio of 2:1 and (2) interest coverage ratio of 3:1.  We have frequently found it impossible, primarily due to the absence of earnings, to be in compliance with these ratios and in the past have been successful in presenting an alternative plan acceptable to the Nevada Gaming Commission to satisfactorily meet the objectives of the Regulation if not cure the situation prospectively through expected future raises of capital.  The Nevada Gaming Commission has the right to demand that a one-year letter of credit be posted when a licensee is not in compliance with the foregoing financial ratios but has not made any such demand on us to date.

Technology Royalty Agreement.  On August 6, 2009, we signed a Technology Royalty Agreement with Perfect Storm Software, LLC, whose members include five of our engineers, one of whom is our Chief Technology Officer, who began employment in 2008 and brought preexisting technology with them which was used in the development of PlayerVision 3.  The Technology Royalty Agreement calls for (1) a  one-time royalty fee of $1,000 due and payable on the date of execution, (2) an annual license reissue fee in the amount of $20,000 due and payable on each anniversary of the Effective Date beginning on the first anniversary, (3) a royalty bonus equal to 5% of net PlayerVision 3 sales for software licensed products, (4) a royalty bonus equal to 5% of net sales for hardware utilized to operate software licensed products where the markup percentage of the hardware is greater than 20%, and (5) a royalty bonus of 750,000 shares of the our Common Stock Series A contingent upon any change in control of us.

8.  Income Taxes:

As of March 31, 2010, net operating loss carryforwards for federal income tax reporting purposes total approximately $42.5 million and expire between 2013 and 2028. However, because we have not as yet achieved profitable operations, realization of any future income tax benefit of the net operating loss carryforwards is not yet viewed by management as more likely than not.  Therefore, the related deferred tax asset of $14.9 million has been effectively reduced by a 100% valuation allowance.  In addition, we may be limited in our ability to fully utilize our net operating loss carryforwards and realize any benefit therefrom in the event of any of certain ownership changes, if any, described in Internal Revenue Code Section 382.

9.  Financial Instruments:

Our financial instruments consist of cash, jackpot reserve deposits, progressive jackpot liability, and debt.  Management believes that the estimated fair values of these financial instruments are approximately equal to book value because of their short-term nature and/or interest rates approximating current market interest rates based on Level 2 inputs, as defined in generally accepted accounting principles.

10.  Segment Information:

We conduct our operations in three primary business segments: “Casino Games”, “Products” and “Other.”  Included in Casino Games segment are revenues and expenses associated with our casino-linked and other games.  The Products segment includes activities associated with the distribution of bingo and keno equipment and supplies and related maintenance agreements.  The Other segment includes primarily keno route operating activities.  Operating results, certain unallocated expenditures, and identifiable assets for these segments are set forth below.

	Three months ended March 31,
	2009	2010
Revenue
Casino Games	$75,664	$11,568
Product Sales	97,291	108,818
Other	266,271	186,454
	$439,226	$306,840

Operating income (loss)
Casino Games	$(48,616)	$4,977
Product Sales	40,768	62,915
Other	3,855	80,760
Unallocated	(1,620,815)	(1,127,515)
	$(1,624,808)	$(978,863)

Identifiable assets	December 31, 2009	March 31, 2010
Casino Games	$1,422,438	$1,263,212
Product Sales	265,833	127,078
Other	201,321	226,774
Unallocated	1,647,145	1,740,559
	$3,536,737	$3,357,623

Identifiable assets of $3,357,623 at March 31, 2010, included recorded goodwill of $1,413,901 that relates to the Unallocated Sales segment from prior acquisitions.

	Three months ended March 31,
Capital expenditures	2009	2010
Casino Games	$12,472	$-
Product Sales	754	-
Other	-	25,247
Unallocated	20,458	-
	$33,684	$25,247

11.  Sale of Assets and Discontinued Operations:

We consummated the sale of our business of distributing bingo equipment and supplies, keno intellectual property, and our route promo business assets (referred to as our bingo business) to United Coin to Gaming Arts, LLC (“GA”) on March 1, 2010, for $1,050,000.  From August 19, 2009, the date of the agreement, to March 1, 2010 when GA had received all required gaming licenses, we continued to operate such business activities.  GA also executed a Nevada Numbers License Agreement for $50,000 for an exclusive license to operate, grant sublicenses and enforce the Nevada Numbers intellectual property in any non-slot application.  In addition, GA received a non-exclusive license to operate, grant one sublicense, and enforce the Nevada Numbers intellectual property in any slot machine application for 50% of the net profits after GA or its sub-licensee receives the first $100,000 in net profits.   The gain on the sale of our bingo business amounted to approximately $69,000 and is included in discontinued bingo business operations.

The carrying amounts of the assets acquired and liabilities assumed by GA were as follows:

Accounts receivable	$86,469
Inventories	188,833
Equipment	64,620
Goodwill	630,335
$970,257

Accounts payable	$38,550
Notes payable	2,778
$41,328

                 Revenue included in discontinued operations for the three months ended March 31, 2009 and 2010 was $685,000 and $283,000, respectively.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected realization of more significant revenue from PlayerVision during the third quarter of 2010 and our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward looking statements.  Such risks and uncertainties include any adverse judgment, ruling or order, lack of market acceptance of our PlayerVision system, our inability to secure additional third-party financing, the current economic recession, the lack of operating history of our PlayerVision system, the ability of our competitors to introduce products having advantages over our PlayerVision system, the failure to obtain regulatory approval for our PlayerVision modules, restrictions on our ability to install our PlayerVision system on existing gaming machines, our failure to protect our intellectual property rights and additional risks discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2009.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  These historical financial statements may not be indicative of our future performance.  (See “Liquidity and Capital Resources,” below.)

Overview

Historically, we have been a supplier of keno and bingo games, systems, and supplies and the developer/provider of linked-progressive, mega jackpot games to the gaming industry.  However, we have devoted a significant portion of our resources toward the development, regulatory approval, and marketing of our PlayerVision system.  In comparison to the keno and bingo market, we believe that the potential market for our PlayerVision system, i.e., the gaming machine market is much larger and more dynamic.  Subject to our ability to continue as a going concern, addressed below, we expect revenues associated with our historical operations to continue to decline as we focus on the deployment of PlayerVision.  PlayerVision has not had a significant revenue effect on our financial statements to date.  Due primarily to our focus on the development of our PlayerVision system and other factors, we have incurred expenses in excess of our revenue and have generated losses to date.  We sold our business of distributing bingo equipment and supplies, keno intellectual property, and route promo assets (collectively referred to as our bingo business) effective March 1, 2010.  We have also entered into an agreement to sell our business of distributing keno equipment and supplies and operating keno games (referred to as our keno business).

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

Subject to economic uncertainties discussed herein and our ability to continue as a going concern, as discussed below, we expect to begin to realize more significant revenue from our PlayerVision system following GLI approval.  This would mark a significant shift in the type of revenue recognized by us.    No assurance can be given, however, that we will begin installing our PlayerVision 3 applications or begin realizing revenue from our PlayerVision system.

For the remainder of 2010, we expect to continue to incur losses and face competition from larger, more formidable competitors as we attempt to enter the gaming machine market.  We plan to continue to rely on funds from third party financing sources, if available, in addition to cash provided by operations to fund expenses necessary to bringing our PlayerVision system to market and to sustain our other activities.

We are presently unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements for the remainder of 2010 and, unless we obtain third-party financing or otherwise raise capital for example through the sale of assets  in the near future, we will be unable to continue as a going concern.  See discussion in “Liquidity and Capital Resources – Outlook” below.

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

Based on circumstances described in “Liquidity and Capital Resources” below, and the related uncertainties as to the success of management’s plans to continue as a going concern, we are unable to make cash flow forecasts based on reasonably objective assumptions. Accordingly, as of March 31, 2010, impairment evaluations relative to these assets were based on our expectation of recoverability of at least their carrying values through a possible sale thereof using fair value estimates that are based on Level 3 inputs, as defined in generally accepted accounting principles.  Level 3 inputs considered, among others, include the implicit value of our assets based on current discussions with potential investors and equity and debt transactions consummated over the past two years, which values indications have been primarily driven by the perceived profit potential associated with PlayerVision.   Except as discussed in Notes 1 and 11 to our consolidated financial statements, no asset sales have occurred or are presently expected and, therefore, no assets are currently classified as held for sale. It is possible based on evolving future developments, even in the near term, that asset impairment writedowns may become necessary and that they may be significant.

Factors used in our evaluations of potential impairment and estimated recoverable values require significant judgments about respective estimated useful lives, risk rates, forecasted growth rates, brand history, expected market growth, competitive environment, market share, future business prospects and success of our products, including with respect to goodwill and other intangibles, the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, and determination of the fair value of each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of recoverability or fair value. While we believe that our estimates of recoverable values are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values.  Based on the foregoing analysis, we recorded no goodwill or other impairment charges during the three months ended March 31, 2010.

Income Taxes

We have provided a full 100% valuation allowance for the deferred tax effects of our net operating loss carryforwards through March 31, 2009 and 2010 because of our history of operating losses and management’s resultant belief that the current probability of realization of such benefit is not more likely than not.

Recent Accounting Pronouncements

No recently issued  accounting pronouncements not yet effective or adopted are expected to have a material impact on our financial position, results of operations, or cash flows.  For information related to a recently adopted pronouncement see Note 5 (Progressive Jackpot Liabilities) to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10Q

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009.

Revenue.  Casino games revenue for the three months ended March 31, 2010, decreased $64,000 or 84.7%, compared to the three months ended March 31, 2009 due primarily to discontinuance of Nevada Numbers, Million Dollar Ticket and Gamblers Bonus Million Dollar Ticket on March 31, 2009.

Product sales for the three months ended March 31, 2010, increased by $12,000 or 11.8% compared to the three months ended March 31, 2009 as a result of the timing of keno systems and supplies sales.

Other revenue for the three months ended March 31, 2010, decreased by $80,000 or 30.0% compared to the three months ended March 31, 2009 due to the loss of two of our larger keno route locations ($62,000) and the loss of several keno service contracts ($28,000) in late 2009.

Cost and Expenses. Cost and expenses of casino games for the three months ended March 31, 2010, decreased by $118,000 or 94.7% compared to the three months ended, March 31, 2009 also as a result of the discontinuance of the Nevada Numbers, Gamblers Bonus Million Dollar Ticket and Million Dollar Ticket and higher gaming licensing fees in Iowa, Minnesota, and Oklahoma in 2009 ($42,000).

Product cost and expenses for the three months ended March 31, 2010, decreased $11,000 or 18.8% compared to the three months ended March 31, 2009, as gross margin on keno systems and supplies improved from 41.9% to 57.8%.

Other cost and expenses for the three months ended March 31, 2010, decreased $157,000 or 59.7% compared to the three months ended March 31, 2009 due to the loss of customers discussed above and related elimination of service costs including keno service staff reductions ($56,000).

Other Operating Expenses. The provision for lease abandonment relates to our closing of our Reno location and defaults under the lease agreement (see Item 1 Legal Proceedings) and amounted to $325,000 during the three months ended March 31, 2010.  Other selling, general and administrative expenses for the three months ended March 31, 2010, decreased by $759,000 or 51.8%, as legal, auditing and consulting fees decreased by $109,000 during the three months ended March 31, 2010, compared to the same period in 2009 primarily as a result of management significantly cutting back on the use of outside legal and consulting support.  Salaries were reduced by $368,000 during the three months ended March 31, 2010 versus the same period in the prior year due to the furlough of eight PlayerVision administrative employees on August 1, 2009.  Travel and entertainment cost were reduced by $48,000 during the three months ended March 31, 2010 versus the same period in the prior year as a cost reduction measure.  Our advertising and marketing expense was also reduced by $36,000 during the three months ended March 31, 2010 versus the same period in the prior year as a cost reduction measure.

Research and development costs for the three months ended March 31, 2010, increased by $3,000 or 13.2% compared to the three months ended March 31, 2009.  All of our engineers except one were layed off on December 22, 2009.  A majority of our engineering costs during the three months ended March 31, 2009 were capitalized in connection with enhancements to PlayerVision 3.

Depreciation and amortization for the three months ended March 31, 2010, decreased $62,000 or 45.8% compared to the three months ended March 31, 2009, as we entered into an agreement to sell our bingo assets on August 19, 2009, and discontinued depreciation as of that date.

Interest expense. Interest expense for the three months March 31, 2010, increase $95,000 compared to the three months ended March 31, 2009, as we borrowed $1.5 million from IGT on June 1, 2009.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities decreased by $1,460,000 for the three months ended March 31, 2010 primarily because of a smaller net loss ($389,000) and the capitalization of PlayerVision costs of $321,000 during the three months ended March 31, 2009. Our cash inflows from financing activities of approximately $408,000 in the three months ended March 31, 2010, consisted principally of borrowings from stockholders  and the buyers of our bingo and keno assets.

Capital Expenditures

There were $25,247 of capital expenditures during the three months ended March 31, 2010.  For 2010, other than our obligation to pay any jackpots that may be won, we anticipate that our most significant capital resource requirement will relate to the purchase of approximately $10 million of PlayerVision control units for the rollout of our PlayerVision System.

No assurance can be given that we will be able purchase sufficient control units or that such control units will be available at an acceptable price, or at all.  No assurance can be given that we will be able to secure any third-party financing or that such financing will be available to us on acceptable terms.  As discussed further under the heading “Outlook” below, it may be difficult for us to secure additional third-party financing at this time.

Sources of Capital

We have traditionally relied on various forms of third party financing in order to sustain our operations.  We borrowed $150,000 in late March, 2010 from a shareholder and have had several borrowings from the buyers of our bingo and keno businesses, $511,000 remains outstanding at March 31, 2010.  We are presently working with two investment banking firms who are trying to raise between $5 – 20 million.  Management estimates that a minimum of $5 million is needed to adequately launch PlayerVision 3 which is critical to becoming profitable, and to resolve related matters including, but not limited to, the satisfaction of past due liabilities and the modification of security arrangements.

Outlook

The United States has been experiencing a severe economic recession that, among other things, has curtailed casino gaming development, activity and profitability, both nationwide and particularly in our local market, and has resulted in highly reduced availability of credit and capital financing and heightened economic risks. The effects and duration of these developments and related uncertainties on our future operations and cash flows cannot be estimated at this time but likely will be significant.

We presently are unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2010.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for at least the remainder of the calendar year 2010 to incur expenses related to the development and regulatory approval for the remaining PlayerVision modules and additional modules presently in development.  The further delay of the rollout of our PlayerVision system and/or the failure to obtain additional third-party financing will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern for the remainder of 2010.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms. Given the current financial market disruptions, credit crisis and economic recession, including the current downturn in the gaming industry, it is difficult at this time to obtain any third-party financing on acceptable terms, whether public or private equity or debt, strategic relationships, capital leases or other arrangements.  In addition, we have significant restrictive covenants under our recent financing with IGT that may prohibit us, in certain circumstances, from obtaining third party financing without IGT’s prior written consent.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.

Although casino gaming development, activity and profitability for 2009 and the first three months of 2010 were down and are expected to remain down for the remainder of 2010, we believe that our PlayerVision system will provide casinos with additional revenue sources or cost reductions attractive enough to appeal even in the current depressed gaming environment.  Other than the insignificant revenue realized from our early adoption agreements, we do not expect to begin to realize revenue from our PlayerVision system until the third quarter of 2010, though we cannot provide assurance that the market will ever accept our PlayerVision system.  Any failure by us to install our PlayerVision system within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the gaming machine market.  An unexpected lack of market acceptance of our PlayerVision system, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

Off Balance Sheet Financing Arrangements

We have operating leases totaling $805,172 that have the following payment schedule by calendar year: $299,045 in 2010, $287,954 in 2011, $154,677 in 2012, $59,656 in 2013, and $3,840 in 2014.

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Not required.

  Item 4(T).  Controls and Procedures.

We maintain disclosure controls and procedures that are intended to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective given a group of deficiencies collectively considered to be a material weakness in the internal control over financial reporting that management and our independent registered accounting firm have identified as of December 31, 2009 that have not been mitigated as of March 31, 2010.

Among the most significant of these deficiencies were inadequate segregation of duties, including the need for a corporate controller and additional accounting personnel.  Many of these deficiencies had the effect of causing undetected material misstatements in financial reporting to occur that required correction with significant audit adjustments.  In addition, such deficiencies had the potential for causing further misstatements to occur and not be detected by our internal control.

Changes in Internal Control over Financial Reporting

Management believes that the hiring of a controller and additional accounting personnel will properly address segregation of duties issues and significant deficiencies in its internal accounting control system.  We will hire these key accounting personnel with the next round of capital that is raised by us.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

On September 15, 2008, a lawsuit was filed against us, among other defendants regarding a non-disclosure agreement executed in 2002 pertaining to the plaintiffs’ gaming concepts.  In August, 2009, a Motion of Summary Judgment was granted and the case was dismissed.  An appeal has been filed by the plaintiffs.

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

During February 2010, we closed our Reno office and warehouse facilities and ceased paying rent.  The lease term extends through April 2013.  The landlord has filed suit to recover the costs of certain improvements and lost rentals.  Currently, the case is in the early stages of discovery.  However, based on the terms of the lease and management’s estimate of current market rents and the time that might be required for the landlord to lease the space, during the quarter ended March 31, 2010, we recorded a provision for loss on the lease abandonment of approximately $325,000.  The undiscounted rents for the remaining lease term total $467,000.

On December 22, 2009, a lawsuit was filed by a former officer and employee alleging a severance benefit of $100,000 and unused vacation time of $29,135 are owed him and damages in excess of $10,000 to be specifically determined at trial.  We are vigorously defending this lawsuit and are unable to estimate minimum costs, if any, to be incurred by us upon the ultimate disposition of this matter and, accordingly, no provision has been made.

Item 1A.   Risk Factors.

Not required.

Item 2.      Unregistered Sales of Equity Securities And Use of Proceeds.

During the three months ended March 31, 2010, we issued 35,000 shares of Common Stock Series A to a financial consultant.  This issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering.

  Item 3.    Defaults Upon Senior Securities.

         On January 29, 2010, we defaulted on the $1.5 million note payable due to IGT, our largest stockholder, which is carried among current liabilities.  The default totaled $1,587,945 including accrued interest since June 1, 2009.  Thus far, IGT has cooperated with us and not foreclosed on the note due to potential funding sources we are in discussions with to pay off the defaulted amount owed IGT and to provide us with new working capital.  Due to the default, the interest rate increased to 18% on January 30, 2010.

We are also in default on dividends payable to IGT of $1,397,171 which is included in accounts payable and accrued expenses on our Series I Preferred Stock and are in default on our Series G Convertible Preferred Stock of $107,847 at December 31, 2009 with Triangle Holdings VI LLC (“Triangle”), a shareholder who has invested in Series E Preferred Stock and Common Stock Series A also.  We executed a Stock Repurchase Agreement with Triangle on March 23, 2010, for its $750,000 of Series G Preferred Stock and its $107,847 of accrued dividends.  Triangle also loaned us $150,000 for current working capital purposes on March 22, 2010 and we committed to a $100,000 loan fee for the loan.  To securitize the stock redemption, the accrued dividends, the loan and the loan fee, on March 23, 2010, we signed a Secured Second Position Promissory Note for $1,107,847 with Triangle, which will be due if IGT is paid off their defaulted note, interest, and dividends.

Item 4.    (Removed and Reserved).

Item 5.     Other Information.

Not required.

  Item 6.    Exhibits

10.1	Stock Repurchase Agreement with Triangle Holdings VI LLC
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Las Vegas Gaming, Inc.
(Registrant)

Date:	June 18, 2010	By:	/s/ Jon D. Berkley
Jon D. Berkley
		Its:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 18, 2010	By:	/s/ Bruce A. Shepard
Bruce A. Shepard
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Document Description
10.1	Stock Repurchase Agreement with Triangle Holdings VI LLC
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002